Form 10-Q
period 1996-06-30
PHOENIX INTERNATIONAL LTD INC
filed 1996-08-14
CIK 1013687

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                   Or


[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                        --------------
                    , 19     .
     ----------------    ----

                       Commission file number :  0-20937

                            -----------------------


                        Phoenix International Ltd., Inc.
             (Exact name of registrant as specified in its charter)

            Florida                                     59-3171810
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


            900 Winderley Place, Suite 140, Maitland, Florida  32751
                    (Address of principal executive offices)

                                 (407) 667-0033
              (Registrant's telephone number including area code)

                                      N/A
            (Former name, former address and former fiscal year, if
                           changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  (1) Yes  X  No  (2) Yes      No   X
                                                   ---     ---     ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at August 13, 1996

  Common Stock, $0.01 par value                          3,832,987
                                                      (No. of Shares)

================================================================================

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q


                                                                                PAGE
                                                                                ----

PART I              FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets as of June
                    30, 1996 and December 31, 1995                               3

                    Condensed Consolidated Statements of Operations
                    for the Three Months and Six Months ended June
                    30, 1996 and 1995                                            4

                    Condensed Consolidated Statements of Cash Flows
                    for the Six Months ended June 30, 1996 and 1995              5

                    Notes to Condensed Consolidated Financial
                    Statements
                                                                                 6
         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                8


PART II             OTHER INFORMATION

         Item 1.    Legal Proceedings                                            14

         Item 2.    Changes in Securities                                        14

         Item 3.    Defaults upon Senior Securities                              14

         Item 4.    Submission of Matters to a Vote of Security
                    Holders                                                      15


         Item 5.    Other Information                                            16

         Item 6.    Exhibits and Reports on Form 8-K                             16

SIGNATURES

EXHIBIT INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PHOENIX INTERNATIONAL LTD., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,        December 31,
                                                                                  1996              1995
                                                                              -------------     ------------
                                                                              (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $   139,815       $   425,931
    Accounts receivable, net of allowance for doubtful accounts of $10,000        585,881           328,693
    Unbilled accounts receivable                                                  148,205           108,320
    Interest receivable, related party                                            157,071           105,001
    Prepaid expenses and other current assets                                     379,430           174,339
    Deferred tax asset                                                            237,770           390,769
                                                                              -----------       -----------
         Total current assets                                                   1,648,172         1,533,053

Property and equipment:
    Computer equipment and purchased software                                     601,904           522,571
    Furniture, office equipment and leasehold improvements                        246,368           245,762
                                                                              -----------       -----------
                                                                                  848,272           768,333
    Accumulated depreciation and amortization                                   (280,222)          (191,826)
                                                                              -----------       -----------
         Total property and equipment                                             568,050           576,507
Capitalized software development costs, net of accumulated
amortization of $246,951 and $107,647 at June 30, 1996 and
December 31, 1995, respectively                                                 1,542,286         1,118,729
                                                                              -----------       -----------
                 Total assets                                                 $ 3,758,508       $ 3,228,289
                                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                          $   452,652       $   264,274
    Accrued expenses                                                              406,236           279,521
    Notes payable to Bank                                                         247,031               -
    Note payable, related party                                                    35,203            35,203
    Payable to vendor                                                             140,000           140,000
    Deferred revenue                                                            2,349,622         3,077,393
                                                                              -----------       -----------
         Total current liabilities                                              3,630,744         3,796,391

Shareholders' equity (deficit):
Class A through E common stock, 3,162,599 and 2,992,330
 issued June 30, 1996 and December 31, 1995, respectively                       1,854,420         1,671,190
Additional paid-in capital                                                      2,506,410         2,368,470
Stock subscription receivable                                                  (1,436,804)       (1,318,524)
Accumulated deficit                                                            (2,796,262)       (3,289,238)
                                                                              -----------       -----------
         Total shareholders' equity (deficit)                                     127,764          (568,102)
                                                                              -----------       -----------
                 Total liabilities and shareholders' equity (deficit)         $ 3,758,508       $ 3,228,289
                                                                              ===========       ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                           ------------------------        ---------------------------
                                                              1996          1995              1996            1995
                                                           ----------    ----------        ----------       ----------
 Revenues:
     License fees and other                                $1,277,805    $2,802,782        $2,405,412       $2,802,782
     Implementation, customer and software
       support and other service fees                         823,902       397,070         1,477,625          487,815
                                                           ----------    ----------        ----------       ----------
         Total revenues                                     2,101,707     3,199,852         3,883,037        3,290,597

 Expenses:
     Cost of license fees and other                           150,241       176,122           281,270          176,122
     Cost of implementation, customer and
       software support and other service fees                497,333       276,259           954,529          499,081
     Sales and marketing                                      213,823       237,263           482,641          462,102
     General and administrative                               479,134       305,731           837,394          592,803
     Product development                                      363,878       149,438           682,945          209,710
                                                           ----------    ----------        ----------       ----------
         Total expenses                                     1,704,409     1,144,813         3,218,779        1,939,818

 Other income (expense):
     Interest income                                           28,245        32,958            56,892           62,565
     Interest expense                                         (14,975)       (5,533)          (16,056)         (12,123)
     Other income                                                 -             -                 -             75,270
                                                           ----------    ----------        ----------       ----------
 Income before income taxes                                   410,568     2,082,464           705,094        1,476,491
 Income tax expense                                            59,118       255,999           212,118          255,999
                                                           ----------    ----------        ----------       ----------
 Net income                                                $  351,450    $1,826,465        $  492,976       $1,220,492
                                                           ==========    ==========        ==========       ==========

 Net income per share                                      $     0.10    $     0.57        $     0.14       $     0.38

 Weighted average shares outstanding                        3,385,939     3,231,943         3,346,991        3,207,895



The accompanying notes are an integral part of these condensed consolidated statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                     Six Months Ended
                                                                         June 30,
                                                                  -----------------------
                                                                     1996        1995
                                                                  ---------    ---------
Cash flows from operating activities:
Net income                                                        $ 492,976    $1,220,492
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                               227,700        66,838
        Stock and stock options issued for compensation                --           2,500
        Deferred taxes                                              152,999        68,101
        Changes in operating assets and liabilities:
            Accounts receivable                                    (257,188)     (377,015)
            Unbilled accounts receivable                            (39,885)     (148,470)
            Interest receivable, related party                      (52,070)      (49,540)
            Prepaid expenses and other current assets              (205,091)      (25,724)
            Accounts payable                                        188,378       281,256
            Accrued expenses                                        126,715       (30,899)
            Deferred revenue                                       (727,771)     (685,007)
                                                                  ---------     ---------
                 Net cash provided by (used in) operating
                 activities                                         (93,237)      322,532


Cash flows from investing activities:
Purchases of property and equipment                                 (79,939)     (220,550)
Capitalized software development costs                             (562,861)     (672,156)
                                                                  ---------     ---------
                 Net cash used in investing activities             (642,800)     (892,706)

Cash flows from financing activities:
Proceeds from short-term debt                                       247,031        21,254
Net proceeds from issuance of common stock                          202,890       197,510
Payment on short-term debt                                             --        (260,000)
Cash payments for stock subscription receivable                        --          34,290
                                                                  ---------     ---------
                 Net cash provided by (used in) financing
                 activities                                         449,921        (6,946)

Net decrease in cash and cash equivalents                          (286,116)     (577,120)
Cash and cash equivalents at beginning of the period                425,931       605,309
                                                                  ---------     ---------
Cash and cash equivalents at end of the period                    $ 139,815     $  28,189
                                                                  =========     =========





The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                        PHOENIX INTERNATIONAL LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and "Selected Consolidated and Financial Operating Data" included in the Company's Registration Statement (the "Registration Statement") on Form S-1 (Registration Number 33-03355), as amended, declared effective by the Securities and Exchange Commission on July 1, 1996.

2.       COMMON STOCK SPLIT

         On May 6, 1996, the Board of Directors approved a 2.321-for-one share split of the Company's capital stock (classes A through E). In addition, the Company amended its articles of incorporation effective May 8 to reduce the par value of each of the Company's capital stock (Classes A through E) in accordance with the stock split and to increase the number of authorized shares of Class A Common Stock to 1,500,000 shares. All share and per share amounts related to common stock have been retroactively restated to reflect the stock split for all periods presented.

3.       NET INCOME PER SHARE

         Net income per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding, using the treasury stock method, during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the public offering price and stock options issued with exercise prices below the public offering price during the twelve-month period preceding the initial filing and through the effective date of the Registration Statement have been included in the calculation of weighted average shares outstanding, using the treasury stock method, as if they were outstanding for all periods presented through March 31, 1996.

4.       SUBSEQUENT EVENTS - INITIAL PUBLIC OFFERING

         On July 1, 1996, the Company's initial public offering of 670,000 shares of common stock was declared effective by the Securities and Exchange Commission. On July 8, 1996, the Company completed the initial public offering, issued the common stock and received net proceeds of approximately $6.4 million (after deducting underwriting discounts of $0.6 million and estimated offering costs of $1.1 million). On July 8, 1996 the Company received

$1,319,000 plus accrued interest of $159,000 from its Chairman and CEO, Mr. Yusefzadeh, for payment of stock subscriptions receivable due from Mr. Yusefzadeh and his affiliate out of the proceeds of shares sold by Mr. Yusefzadeh and his affiliate in the initial public offering. The shares issued and proceeds received are not reflected in the accompanying financial statements at June 30, 1996 since the offering was not completed until July.

         On July 9, 1996 the Company used $294,000 of the net proceeds to repay debt and accrued interest. The Company repaid debt and accrued interest of $248,000 to retire its bank term and line of credit loans. The Company also repaid $46,000 to Mr. Yusefzadeh for a equipment loan including accrued interest. The remainder of the net proceeds are currently bearing interest in a bank money market fund consisting of investment grade, interest bearing securities.

         On the July 8, 1996, all outstanding shares of the Company's capital stock (Classes A through E Common Stock) converted into Common Stock, $0.01 par value, on a share for share basis as approved on June 12, 1996 by the shareholders of the Company. This recapitalization will not change total shareholders' equity (deficit) and is not reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (the "Registration Statement") on Form S-1 (Registration Number 33-03355), as amended, declared effective by the Securities and Exchange Commission on July 1, 1996

OVERVIEW

         Phoenix designs, develops, markets and supports highly adaptable, enterprise-wide client/server application software for the financial services industry, with a primary focus on middle market banks. Phoenix was founded in January 1993 and made its initial nondevelopment stage product shipments in June 1995. During its development stage, the Company's business focused primarily on the development of its software and marketing of the Phoenix System to certain development stage customers.

         The Company's revenues are derived from two primary sources: (i) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and
(ii) fees for a full range of services complementing its products, including implementation, conversion and installation services, training, interface services for tying the Phoenix System to third-party application software, and customer and software support services. License fees for the Company's software products are charged separately from fees for the Company's services and are recognized upon delivery, when no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Revenues for implementation, conversion, installation, training and interface services are recognized when the services are performed. Service revenues for ongoing customer and software support and product updates provide recurring revenues as they are recognized ratably over each year of the license agreement, the term of which is typically five years.

         Future operating results will depend on many factors, including, without limitation, the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the mix of direct and indirect sales, the mix of foreign and domestic sales, the ability of the Company to develop and market new products, the ability of the Company to control operating expenses, changes in Company strategy, personnel changes, changes in legislation and regulation, foreign currency exchange rates and general economic factors.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Revenues. Total revenues were $2.1 million and $3.2 million for the quarters ended June 30, 1996 and 1995, respectively. Revenues from license fees and other decreased $1.5 million or 54.4% to $1.3 million for the quarter ended June 30, 1996 from $2.8 million in the quarter ended June 30, 1995. Phoenix first recognized revenue from licensing of its software upon introduction of its initial nondevelopmental stage product in June 1995. Revenues from license fees and other of $2.8 million in the quarter ended June 30, 1995 included license fees of $2.1 million from a single foreign customer and from the recognition of revenue from the backlog of customers with whom Phoenix had signed contracts while the Phoenix System was under development. Revenues from implementation, customer and software support and other service fees increased $427,000 or 107.5% to $824,000 in the quarter ended June 30, 1996 from $397,000 in the quarter ended June 30, 1995.

         Expenses. Cost of license fees and other was $150,000 and $176,000 in the quarters ended June 30, 1996 and 1995, respectively. These costs consisted of amortization of capitalized software development costs and third party software royalties which relate to software which is sold and installed with the Company's products. Amortization of software development costs increased in the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 because:
(i) amortization costs were only first recorded in June 1995 after general release of Phoenix Banking System; and (ii) the amount of monthly amortization increased as additional software development costs have been capitalized. Third party software royalties decreased in the quarter ended June 30, 1996 from the quarter ended June 30, 1995 due to lower sales of third party software licenses.

         Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support and other service fees increased $221,000 or 80.0% to $497,000 in the quarter ended June 30, 1996 from $276,000 in the quarter ended June 30, 1995 as a result of additional personnel costs related to the increase in the number of installations of the Phoenix System.

         Sales and marketing expenses decreased $23,000 or 9.9% to $214,000 in the quarter ended June 30, 1996 from $237,000 in the quarter ended June 30, 1995. The Company currently expects to materially increase its sales and marketing activities and expenses during the remainder of 1996 as a result of an expansion of sales and marketing staffing.

         General and administration expenses increased $173,000 or 56.7% to $479,000 in the quarter ended June 30, 1996 from $306,000 in the quarter ended June 30, 1995. The increase was primarily the result of increased personnel costs and other expenses.

         Product development expenses increased $214,000 or 143.5% to $364,000 in the quarter ended June 30, 1996 from $149,000 in the quarter ended June 30, 1995. As the Company continued to expand and enhance the Phoenix System, product development expenses increased as a result of: (i) an increase in "Product Development Expenditures" (consisting of the sum of product development expense and capitalized software development costs) from $517,000 in the quarter ended June 30, 1995 to $613,000 in the quarter ended June 30, 1996; and (ii) a decrease in the capitalization of Product Development Expenditures from $367,000 in the quarter ended June 30, 1995 to $250,000 in the quarter ended June 30, 1996.

         Other Income (Expense). Interest income, consisting primarily of interest accrued on a related party stock subscriptions receivable, was $28,000 and $33,000 in the quarters ended June 30, 1996 and 1995, respectively. Interest expense increased to $15,000 in the quarter ended June 30, 1996 compared to $6,000 in the quarter ended June 30, 1995 as a result of increased interest from bank equipment and line of credit loans in the quarter ended June 30, 1996.

         Income Tax Expense. Income tax expense was $59,000 and $256,000 in the quarters ended June 30, 1996 and 1995, respectively. These income tax expenses represent withholding taxes which relate to the license of Company products to foreign customers and which are contractually payable by those customers. The Company has a net operating loss carry forward and tax credits that should limit the Company's United States income tax liability during the remainder of 1996.

         Net Income. Net income decreased $1.5 million or 80.8% to $351,000 in the quarter ended June 30, 1996 from $1.8 million in the quarter ended June 30, 1995 as a result of the decrease in license fees revenue and increased expenses.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         General. The Company changed its fiscal year end to December 31 during 1995. However, the six months ended June 30, 1995 includes operating results for the month of January 1995 which were included in Fiscal 1994 financial statements.

         Revenues. Total revenues were $3.9 million and $3.3 million for the six months ended June 30, 1996 and 1995, respectively. Revenues from license fees and other decreased $397,000 or 14.2% to $ 2.4 million for the six months ended June 30, 1996 from $2.8 million in the six months ended June 30, 1995. Phoenix first recognized revenue from licensing of its software upon introduction of its initial nondevelopmental stage product in June 1995. Revenues from license fees and other of $2.8 million in the six months ended June 30, 1995 included license fees of $2.1 million from a single foreign customer and from the recognition of revenue from the backlog of customers with whom Phoenix had signed contracts while the Phoenix System was under development. Revenues from implementation, support and other service fees increased $990,000 or 202.9% to $1.5 million in the six months ended June 30, 1996 from $488,000 in the six months ended June 30, 1995 due to increased implementation and support fees.

         Expenses. Cost of license fees and other was $281,000 and $176,000 in the six months ended June 30, 1996 and 1995, respectively. These costs consisted of amortization of capitalized software development costs and third party software royalties which relate to software which is sold and installed with the Company's products. Amortization of software development costs increased in the six months ended June 30, 1996 compared to the six months ended June 30, 1995 because: (i) amortization costs were only first recorded in June 1995 after general release of the Phoenix Banking System; and (ii) the amount of monthly amortization increased as additional software development costs have been capitalized. Third party software royalties decreased in the six months ended June 30, 1996 from the six months ended June 30, 1995 due to lower sales of third party software licenses.

         Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support and other service fees increased $456,000 or 91.3% from $499,000 in the six months ended June 30, 1995 to $955,000 in the six months ended June 30, 1996 as a result of additional personnel costs related to the increase in the number of installations of the Phoenix System.

         Sales and marketing expenses increased $21,000 or 4.4% to $483,000 in the six months ended June 30, 1996 from $462,000 in the six months ended June 30, 1995. The Company currently expects to materially increase its sales and marketing activities and expenses during the remainder of 1996 as a result of an expansion of sales and marketing staffing.

         General and administrative expenses increased $245,000 or 41.3% to $837,000 in the six months ended June 30, 1996 from $593,000 in the six months ended June 30, 1995. The increase was primarily the result of increased personnel costs and other expenses.

         Product development expenses increased $453,000 or 216.1% to $663,000 in the six months ended June 30, 1996 from $210,000 in the six months ended June 30, 1995. As the Company continued to expand and enhance the Phoenix System, product development expenses increased as a result of: (i) an increase in Product Development Expenditures from $882,000 in the six months ended June 30, 1995 to $1.2 million in the six months ended June 30, 1996; and (ii) a decrease in the capitalization of Product Development Expenditures from $672,000 in the six months ended June 30, 1995 to $563,000 in the six months ended June 30, 1996.

         Other Income (Expense). Interest income, consisting primarily of interest accrued on a related party stock subscriptions receivable, was $57,000 and $63,000 in the six months ended June 30, 1996 and 1995, respectively. Interest expense increased to $16,000 in the six months ended June 30, 1996 compared to $12,000 in the six months ended June 30, 1995 as a result of increased interest from bank equipment and line of credit loans in the six months ended June 30, 1996. Other income of $75,000 in the six months ended June 30, 1995 consisted principally of the fair market value of computer equipment given to Phoenix by a computer company to enable Phoenix to develop and test the Phoenix System on such company's equipment.

         Income Tax Expense. Income tax expense was $212,000 and $256,000 in the six months ended June 30, 1996 and 1995, respectively. These income tax expenses represent withholding taxes which relate to the license of Company products to foreign customers and which are contractually payable by those customers. The Company has a net operating loss carry forward and tax credits that should limit the Company's United States income tax liability during the remainder of 1996.

         Net Income. Net income decreased $728,000 or 59.6% to $493,000 in the six months ended June 30, 1996 from $1.2 million in the six months ended June 30, 1995 as a result of the decrease in license fees revenue and increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $140,000 and $426,000 at June 30, 1996 and December 31, 1995, respectively. For the six months ended June 30, 1996, cash used by operations was $93,000. Investing activities used cash of $643,000, including $563,000 for capitalized software development costs. Financing activities provided $450,000 in cash, including $203,000 in proceeds from the exercise of stock options and $247,000 from bank financing.

         Working capital increased to a deficit of $2.0 million at June 30, 1996 from a deficit of $2.3 million at December 31, 1995. Excluding deferred revenue and deferred tax assets, which represent advance payments for license fees and services, adjusted working capital was $129,000 at June 30, 1996 and $423,000 at December 31, 1995.

         At June 30, 1996 the Company had $97,000 outstanding under a $250,000 equipment term loan facility and $150,000 outstanding under a $750,000 line of credit loan facility with its bank.

         On July 8, 1996 the Company received net proceeds from the sale of 670,000 shares of common stock in its initial public offering of $6.4 million after deducting underwriting discounts and estimated offering expenses payable by the Company. On July 9, 1996, the Company received $1,319,000 plus accrued interest of $159,000 from its Chairman and Chief Executive Officer, Mr. Bahram Yusefzadeh, for payment of stock subscriptions receivable due from Mr. Yusefzadeh and his affiliate out of the proceeds of shares sold by Mr. Yusefzadeh and his affiliate in the initial public offering.

         On July 9, the Company used approximately $294,000 of the net proceeds to repay debt and accrued interest. The Company repaid debt and accrued interest of $248,000 to retire its bank term and line of credit loans. The Company also repaid $46,000 to Mr. Yusefzadeh for an equipment loan including accrued interest. The remainder of the net proceeds currently bears interest in a bank money market fund consisting of investment grade, interest bearing securities.

         The Company believes that the net proceeds from its initial public offering, together with its current cash balances and cash flow from operations, will be sufficient to meet its working capital, capital expenditure and capitalized software development requirements for the next 12 months. Cash flows from operating activities are dependent on continued advance payments from customers, and there is no assurance that the Company will continue to receive these payments from customers or that it will continue to receive these payments in advance on the same terms as it has in the past. The Company anticipates that its operating and investing activities may use cash in the future, particularly from growth in operations and development activities. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None.


Item 2.  Changes in Securities

         As previously disclosed in the Registration Statement, as amended, all shares of the Company's Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock and Class E Common Stock were converted automatically on a one-for-one basis into shares of Common Stock on July 8, 1996. On July 8, 1996, the Company filed with the Florida Secretary of State Amended and Restated Articles of Incorporation (the "Articles"). Under the Articles, the Board of Directors has authority to issue 20,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share, in one or more classes or series and, within certain limitations, to determine the voting rights (including the right to vote as a series on particular matters), preferences as to dividends and in liquidation, and conversion and other rights of such series.

         Under the Articles, holders of Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors. However, the Company does not expect to pay dividends in the foreseeable future. Each shareholder is entitled to one vote per share on all matters to be voted upon and is not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive, redemption or conversion rights and, upon liquidation, dissolution or winding up of the Company, are entitled to share ratably in the net assets of the Company available for distribution to common shareholders. The rights, preferences and privileges of holders of Common Stock are subject to any classes or series of preferred stock that the Company may issue in the future.

         The Articles authorize the Board of Directors, without further action by the holders of the Common Stock, to provide for the issuance of shares of the preferred stock in one or more classes or series and to fix the designations, powers, preferences and relative, participating, optional and other rights, qualifications, limitations and restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption price and liquidation preference, and to fix the number of shares to be included in any such classes or series. Any preferred stock so issued may rank senior to the Common Stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding-up, or both. In addition, any such shares of preferred stock may have class or series voting rights.

Item 3.          Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Shareholders of the Company was held on June 12, 1996, for the following purposes: (i) electing a board of directors; (ii) approving an Amendment (the "Articles Amendment") to the Amended and Restated Articles of Incorporation; (iii) approving Amended and Restated Articles of Incorporation which would become effective upon the closing of the Company's initial public offering; (iv) approving Amended and Restated Bylaws which would become effective upon the closing of the Company's initial public offering; (v) approving the Phoenix International Ltd., Inc. 1996 Director Stock Option Plan (the "Director Plan"); (vi) approving an Amendment (the "March Amendment") to the Phoenix International Ltd., Inc. 1995 Stock Option Plan, dated March 18, 1995; and (vii) approving an Amendment (the "October Amendment") to the Phoenix International Ltd., Inc. 1995 Stock Option Plan, dated October 22, 1995. Proxies for the meeting were solicited pursuant to Florida Business Corporation Act, and there was no solicitation in opposition to management's solicitations. The Company was not subject to the proxy requirements of the Securities and Exchange Act of 1934 at that time.

         Management's nominees for director were elected with the number of votes for and withheld as indicated below:


     Name of Nominee                Class            For(1)           Withheld
     ---------------                -----            ------           --------
       Bahram Yusefzadeh             III           1,993,220           97,570
       Ralph H. Reichard             III           1,993,220           97,570
       Ronald E. Fenton              III           1,993,220           97,570
       William E. Hess                I            1,993,220           97,570
       James C. Holly                III           1,993,220           97,570
       Paul A. Jones                 II            1,993,220           97,570
       J. Michael Murphy             II            1,993,220           97,570
       Glenn W. Sturm                II            1,993,220           97,570
       O. Jay Tomson                  I            1,993,220           97,570

- ----------------
(1) Only holders of Class A Common Stock, Class B Common Stock and Class C Common Stock were permitted to vote in the election of directors.

         Also, the shareholders approved the following matters with the number of votes for, against and withheld as indicated below:

                                         For       Against        Withheld
                                         ---       -------        --------
Articles Amendment(1)              1,993,220          0             97,570
Amended and Restated Articles
  of Incorporation                 2,887,232          0            117,293
Amended and Restated Bylaws        2,887,232          0            117,293
Director Plan(1)                   1,993,220          0             97,570
March Amendment(1)                 1,993,220          0             97,570
October Amendment(1)               1,993,220          0             97,570

- --------------
(1) Only holders of Class A Common Stock, Class B Common Stock and Class C Common Stock were permitted to vote on these matters.

         As permitted by the Company's Amended and Restated Bylaws, the directors unanimously elected Jack C. Blaine and Ruann Ernst to the Board of Directors on July 8, 1996. Both directors will be Class I directors, and their terms will expire in 1997.


Item 5.  Other Information


         None.


Item 6.  Exhibits and Reports on Form 8-K


         a)      Exhibits

 Exhibit
   No.    Description
   ---    -----------
   3.1    Amended and Restated Articles of Incorporation, as filed with the
          Secretary of State of the State of Florida on July 8, 1996.
   3.2    Amended and Restated Bylaws, effective July 8, 1996.
   4.1    See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
          Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.
   10.1   Employment Agreement by and between the Company and Harold C.
          Boughton, dated June 3, 1996.
   10.2   Employment Agreement by and between the Company and Raju M.
          Shivdasani, dated July 15, 1996.
   11.1   Statement re Computation of Earnings Per Share.
   27.1   Financial Data Schedule (for SEC use only).

         b)      Reports on Form 8-K

                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHOENIX INTERNATIONAL LTD., INC.




August 14, 1996                           /s/ Bahram Yusefzadeh
- ----------------------                    ---------------------------------
Date                                      Chairman of the Board and Chief
                                          Executive Officer




August 14, 1996                           /s/ Clay E. Scarborough
- ----------------------                    ----------------------------------
Date                                      Senior Vice President and Chief
                                          Financial Officer

                                 EXHIBIT INDEX


  Exhibit
    No.   Description                                                                                      Page
    ---   -----------                                                                                      ----
     3.1   Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the
           State of Florida on July 8, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     3.2   Amended and Restated Bylaws, effective July 8, 1996 . . . . . . . . . . . . . . . . . . . . .
     4.1   See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation
           and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the
           Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    10.1   Employment Agreement by and between the Company and Harold C. Boughton, dated June 3, 1996  .
    10.2   Employment Agreement by and between the Company and Raju M. Shivdasani, dated July 15, 1996 .
    11.1   Statement re Computation of Earnings Per Share  . . . . . . . . . . . . . . . . . . . . . . .
    27.1   Financial Data Schedule (for SEC used only) . . . . . . . . . . . . . . . . . . . . . . . . .
