Form 10-Q
period 1996-09-30
PHOENIX INTERNATIONAL LTD INC
filed 1996-11-05
CIK 1013687

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                       Or


[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                             -------------
                     , 19    .
         ------------    ----

                       Commission file number :  0-20937


                         ------------------------------


                        PHOENIX INTERNATIONAL LTD., INC.
             (Exact name of registrant as specified in its charter)

           Florida                                        59-3171810
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            900 Winderley Place, Suite 140, Maitland, Florida  32751
                    (Address of principal executive offices)

                                 (407) 667-0033
              (Registrant's telephone number including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at November 4, 1996

   Common Stock, $0.01 par value                         3,831,825
                                                         (No. of Shares)

================================================================================

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q

                                                                                             PAGE
                                                                                             ----
PART I               FINANCIAL INFORMATION

  Item 1.            Financial Statements

                     Condensed Consolidated Balance Sheets
                     as of September 30, 1996 and
                     December 31, 1995                                                       3

                     Condensed Consolidated Statements of
                     Operations for the Three Months and
                     Nine Months ended September 30, 1996
                     and 1995                                                                4

                     Condensed Consolidated Statements of
                     Cash Flows for the Nine Months ended
                     September 30, 1996 and 1995                                             5

                     Notes to Condensed Consolidated
                     Financial Statements                                                    6

  Item 2.            Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                                              8

PART II              OTHER INFORMATION

  Item 1.            Legal Proceedings                                                       13

  Item 2.            Changes in Securities                                                   13

  Item 3.            Defaults upon Senior Securities                                         13

  Item 4.            Submission of Matters to a Vote of
                     Security Holders                                                        13

  Item 5.            Other Information                                                       13

  Item 6.            Exhibits and Reports on Form 8-K                                        13

SIGNATURES

EXHIBIT
INDEX

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHOENIX INTERNATIONAL LTD., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,       December 31,
                                                                                           1996               1995
                                                                                      -------------       ------------
                                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  3,613,068        $   425,931
   Investments                                                                          2,694,575                 --
   Accounts receivable, net of allowance
     for doubtful accounts of $10,000                                                     672,076            328,693
   Unbilled accounts receivable                                                           242,472            108,320
   Interest receivable, related party                                                         --             105,001
   Prepaid expenses and other current assets                                              326,347            174,339
   Deferred tax asset                                                                      42,445            390,769
                                                                                     ------------        -----------
          Total current assets                                                          7,590,983          1,533,053

Property and equipment:
   Computer equipment and purchased software                                              939,557            522,571
   Furniture, office equipment and leasehold improvements                                 249,174            245,762
                                                                                     ------------        -----------
                                                                                        1,188,731            768,333
   Accumulated depreciation and amortization                                             (336,667)          (191,826)
                                                                                     ------------        -----------
          Total property and equipment                                                    852,064            576,507

Capitalized software development costs, net of accumulated
   amortization of $336,077 and $107,647 at September 30, 1996 and
   December 31, 1995, respectively                                                      1,742,102          1,118,729
                                                                                     ------------        -----------
          Total assets                                                               $ 10,185,149        $ 3,228,289
                                                                                     ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                                                $    244,016        $   264,274
     Accrued expenses                                                                     637,411            279,521
     Note payable, related party                                                               --             35,203
     Payable to vendor                                                                         --            140,000
     Deferred revenue                                                                     922,082          3,077,393
                                                                                     ------------        -----------
          Total current liabilities                                                     1,803,509          3,796,391

Shareholders' equity (deficit):
Common Stock, 3,831,825 issued at September 30, 1996                                       38,318                 --
Class A through E common stock, 2,992,330 issued at December 31, 1995                          --          1,671,190
Additional paid-in capital                                                             10,696,826          2,368,470
Stock subscription receivable                                                            (115,809)        (1,318,524)
Accumulated deficit                                                                    (2,237,695)        (3,289,238)
                                                                                     ------------        -----------
          Total shareholders' equity (deficit)                                          8,381,640           (568,102)
                                                                                     ------------        -----------
                    Total liabilities and shareholders' equity (deficit)             $ 10,185,149        $ 3,228,289
                                                                                     ============        ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                          -------------------------        ---------------------------
                                                             1996            1995              1996            1995
                                                          ----------       --------        ----------       ----------
Revenues:
  License fees and other                                  $1,779,341     $  316,002        $4,184,753       $3,118,784
  Implementation, customer and software
   support and other service fees                          1,105,839        472,765         2,583,464          960,580
                                                          ----------     ----------        ----------       ----------
        Total revenues                                     2,885,180        788,767         6,768,217        4,079,364

Expenses:
  Cost of license fees and other                             194,592        111,553           475,862          287,675
  Cost of implementation, customer and                       597,456        365,455         1,551,985          864,536
   software support and other service fees
  Sales and marketing                                        385,094        266,707           867,735          728,809
  General and administrative                                 449,602        262,130         1,286,996          854,933
  Product development                                        511,909        192,152         1,174,854          401,862
                                                          ----------     ----------       -----------       ----------
        Total expenses                                     2,138,653      1,197,997         5,357,432        3,137,815

Other income (expense):
  Interest income                                             87,005         35,091           143,897           97,656
  Interest expense                                            (3,175)        (1,082)          (19,231)         (13,025)
  Other income                                                (2,242)        (2,216)           (2,242)          73,054
                                                          ----------     ----------       -----------       ----------
Income before income taxes                                   828,115       (377,437)        1,533,209        1,099,054
Income tax expense                                           269,548             --           481,666          255,999
                                                          ----------     ----------        ----------       ----------
Net income                                                $  558,567     $ (377,437)       $1,051,543       $  843,055
                                                          ==========     ==========        ==========       ==========

Net income per share                                      $     0.14     $    (0.12)       $     0.29       $     0.26
                                                          ==========     ==========        ==========       ==========

Weighted average shares outstanding                       $4,116,868      3,146,234         3,603,617        3,214,315
                                                          ==========     ==========         =========       ==========



The accompanying notes are an integral part of these condensed consolidated statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                    Nine Months Ended
                                                                      September 30,
                                                                -------------------------
                                                                    1996          1995
                                                                -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $1,051,543    $  843,055
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                   373,271       143,956
    Satisfaction of payable to vendor                              (100,000)          --
    Stock and stock options issued for compensation                    --           2,500
    Deferred taxes                                                  348,324        68,101
    Changes in operating assets and liabilities:
      Accounts receivable                                          (343,383)     (279,893)
      Unbilled accounts receivable                                 (134,152)     (520,101)
      Interest receivable, related party                            105,001       (75,861)
      Prepaid expenses and other current assets                    (152,008)     (139,678)
      Accounts payable                                              (20,258)      111,811
      Accrued expenses                                              357,890       (15,096)
      Deferred revenue                                           (2,155,311)      855,239
                                                                 ----------    ----------
                 Net cash provided by (used in) operating          (669,083)      994,033
                 activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (420,398)     (253,141)
Increase in investments                                          (2,694,575)           --
Capitalized software development costs                             (851,803)     (923,033)
                                                                 ----------    ----------
                 Net cash used in investing activities           (3,966,776)   (1,176,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt                                       247,031        21,254
Net proceeds from issuance of common stock                        6,577,204       502,555
Payment on short-term debt                                         (322,234)     (260,000)
Cash payments for stock subscription receivable                   1,320,995        34,290
                                                                 ----------    ----------
                 Net cash provided by financing activities        7,822,996       289,099

Net increase in cash and cash equivalents                         3,187,137       115,958

Cash and cash equivalents at beginning of the period                425,931       605,309
                                                                 ----------    ----------
Cash and cash equivalents at end of the period                   $3,613,068    $  721,267
                                                                 ==========    ==========


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

         2.      INITIAL PUBLIC OFFERING

                 On July 1, 1996, the Company's initial public offering of 670,000 shares of common stock was declared effective by the Securities and Exchange Commission. On July 8, 1996, the Company completed the initial public offering, issued the common stock and received net proceeds of approximately $6.4 million (after deducting underwriting discounts of $0.6 million and offering costs of $1.1 million). On July 8, 1996, the Company received $1,319,000 plus accrued interest of $159,000 from its Chairman and CEO, Mr. Yusefzadeh, for payment of stock subscriptions receivable due from Mr. Yusefzadeh and his affiliate out of the proceeds of shares sold by Mr. Yusefzadeh and his affiliate in the initial public offering.

                 The Company used $334,000 of the net proceeds to repay debt and accrued interest including bank term and line of credit loans, an equipment note to Mr. Yusefzadeh and funds payable to a vendor.

         3.      RESTRICTED CASH AND INVESTMENTS

                 Cash and cash equivalents as of September 30, 1996 include $190,000 which is restricted and secures a letter of credit. In October 1996, the Company received $190,000 from a government municipality under a job growth incentive economic development agreement, and the letter of credit secures the grant until the Company completes its obligations.

                 The Company has funds invested in short-term interest bearing investment grade securities. The Company considers all highly liquid investments, with a maturity of three months or less as cash equivalents and considers investments with a maturity of one year or less as short-term investments. Short-term investments are stated at cost plus accrued interest which approximates fair value.

         4.      COMMON STOCK SPLIT AND CONVERSION

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

                 On July 8, 1996, all outstanding shares of the Company's capital stock (classes A through E common stock) converted into common stock, $0.01 par value, on a share for share basis as approved on June 12, 1996 by the shareholders of the Company. This recapitalization did not change total shareholders' equity (deficit).

         5.      NET INCOME PER SHARE

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

         Phoenix designs, develops, markets and supports highly adaptable, enterprise-wide client/server application software for the financial services industry, with a primary focus on middle market banks. Phoenix was founded in January 1993 and made its initial nondevelopment stage product shipments in June 1995. During its development stage, the Company's business focused primarily on the development of its software and marketing of the Phoenix Retail Banking System (the "Phoenix System") to certain development stage customers.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Revenues. Total revenues were $2.9 million and $789,000 for the quarters ended September 30, 1996 and 1995, respectively. Revenues from license fees and other increased $1.5 million or 463% to $1.8 million for the quarter ended September 30, 1996 from $316,000 in the quarter ended September 30, 1995 due to increased customers and larger license fees. License fees and other revenue included $880,000 from a single foreign customer. Revenues from implementation, customer and software support and other service fees increased $633,000 or 134% to $1.1 million in the quarter ended September 30, 1996 from $473,000 in the quarter ended September 30, 1995.

         Expenses. Cost of license fees and other was $195,000 and $112,000 in the quarters ended September 30, 1996 and 1995, respectively. These costs consisted of amortization of capitalized software development costs and third party software royalties which relate to software which is sold and installed with the Company's products. Amortization of software development costs increased in the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 because: (i) amortization costs were only first recorded in June 1995 after general release of the Phoenix System; and (ii) the amount of monthly amortization increased as the Company capitalized additional software development costs. Third party software royalties increased in the quarter ended September 30, 1996 from the quarter ended September 30, 1995 due to higher sales of third party software licenses.

         Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support and other service fees increased $232,000 or 63.5% to $597,000 in the quarter ended September 30, 1996 from $365,000 in the quarter ended September 30, 1995 as a result of additional personnel costs related to increased Phoenix System implementation activity.

         Sales and marketing expenses increased $118,000 or 44.4% to $385,000 in the quarter ended September 30, 1996 from $267,000 in the quarter ended September 30, 1995 as a result of an expansion of sales and marketing staffing and personnel related costs.

         General and administration expenses increased $188,000 or 71.5% to $450,000 in the quarter ended September 30, 1996 from $262,000 in the quarter ended September 30, 1995. The increase was primarily the result of increased personnel costs, professional services and public company related expenses.

         Product development expenses increased $320,000 or 166% to $512,000 in the quarter ended September 30, 1996 from $192,000 in the quarter ended September 30, 1995. As the Company continued to expand and enhance the Phoenix System, product development expenses increased as a result of increased staffing and personnel related costs.

         Other Income (Expense). Interest income was $87,000 and $35,000 in the quarters ended September 30, 1996 and 1995, respectively. Interest income increased primarily due to the increase in interest bearing funds from the initial public offering of the Company's common stock in July 1996.

         Income Tax Expense. Income tax expense was $270,000 and $0 in the quarters ended September 30, 1996 and 1995, respectively. These income tax expenses represent withholding taxes which relate to the license of the Company's products to foreign customers and which are contractually payable by those customers. The Company has a net operating loss carry forward and tax credits that should limit the Company's United States income tax liability during the remainder of 1996.

         Net Income. Net income increased $936,000 to $559,000 in the quarter ended September 30, 1996 from a loss of $377,000 in the quarter ended September 30, 1995.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         General. The Company changed its fiscal year end to December 31 during 1995. However, the nine months ended September 30, 1995 includes operating results for the month of January 1995 which were included in financial statements for the year ended January 1, 1995.

         Revenues. Total revenues were $6.8 million and $4.1 million for the nine months ended September 30, 1996 and 1995, respectively. Revenues from license fees and other increased $1.1 million or 34.2% to $4.2 million for the nine months ended September 30, 1996 from $3.1 million in the nine months ended September 30, 1995. Phoenix first recognized revenue from licensing of its software upon introduction of its initial nondevelopmental stage product in June 1995. Revenues from license fees and other of $3.1 million in the nine months ended September 30, 1995 included license fees of $2.1 million from a single foreign customer. Revenues from implementation, support and other service fees increased $1.6 million or 169% to $2.6 million in the nine months ended September 30, 1996 from $961,000 in the nine months ended September 30, 1995 due to increased implementation and support fees.

         Expenses. Cost of license fees and other increased to $476,000 in the nine months ended September 30, 1996 from $288,000 in the nine months ended September 30,1995 as result of higher amortization of software development costs. These costs increased in the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 because: (i) amortization costs were only first recorded in June 1995 after general release of the Phoenix System; and (ii) the amount of monthly amortization increased as the Company capitalized additional software development costs.

         Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support and other service fees increased $687,000 or 79.5% from $865,000 in the nine months ended September 30, 1995 to $1.6 million in the nine months ended September 30, 1996 as a result of additional personnel costs related to increased Phoenix System implementation activity.

         Sales and marketing expenses increased $139,000 or 19.1% to $868,000 in the nine months ended September 30, 1996 from $729,000 in the nine months ended September 30, 1995 as a result of an expansion of sales and marketing staffing and personnel related costs.

         General and administrative expenses increased $432,000 or 50.5% to $1.3 million in the nine months ended September 30, 1996 from $855,000 in the nine months ended September 30, 1995. The increase was primarily the result of increased personnel costs, professional services and public company related expenses.

         Product development expenses increased $773,000 or 192% to $1.2 million in the nine months ended September 30, 1996 from $402,000 in the nine months ended September 30, 1995. As the Company continued to expand and enhance the Phoenix System, product development expenses increased as a result of increased staffing and personnel related costs.

         Other Income (Expense). Interest income, was $144,000 and $98,000 in the nine months ended September 30, 1996 and 1995, respectively. Interest income increased primarily due to the increase in interest bearing funds from the initial public offering of the Company's common stock in July 1996. Interest expense increased to $19,000 in the nine months ended September 30, 1996 compared to $13,000 in the nine months ended September 30, 1995 as a result of increased interest from bank equipment and line of credit loans in the nine months ended September 30, 1996. Other income of $73,000 in the nine months ended September 30, 1995 consisted principally of the fair market value of computer equipment given to Phoenix by a computer company to enable Phoenix to develop and test the Phoenix System on such company's equipment.

         Income Tax Expense. Income tax expense was $482,000 and $256,000 in the nine months ended September 30, 1996 and 1995, respectively. These income tax expenses represent withholding taxes which relate to the license of the Company's products to foreign customers and which are contractually payable by those customers. The Company has a net operating loss carry forward and tax credits that should limit the Company's United States income tax liability during the remainder of 1996.

         Net Income. Net income increased $208,000 or 24.7% to $1.1 million in the nine months ended September 30, 1996 from $843,000 in the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         On July 8, 1996, the Company received net proceeds of $6.4 million from the sale of 670,000 shares of common stock in its initial public offering. On July 8, 1996, the Company received $1.3 million plus accrued interest of $159,000 from its Chairman and CEO, Mr. Yusefzadeh, for payment of stock subscriptions receivable due from Mr. Yusefzadeh and his affiliate out of the proceeds of shares sold by Mr. Yusefzadeh and his affiliate in the initial public offering.

         The Company used $334,000 of the net proceeds to repay debt and accrued interest including bank term and line of credit loans, an equipment note to Mr. Yusefzadeh and funds payable to a vendor.

         Cash and cash equivalents were $3.6 million and $426,000 at September 30, 1996 and December 31, 1995, respectively. Short-term investments were $2.7 million and $0 at September 30, 1996 and December 31, 1995, respectively. For the nine months ended September 30, 1996, cash used by operations was $669,000. Reduction of deferred revenue of $1,428,000 and $2,155,000 in the three and nine months ended September 30, 1996, respectively, were significant uses of cash in operating activities. Deferred revenue balances declined as license fee and service revenues were recognized during the periods without net offsetting additions from new contracts. Investing activities used cash of $4.0 million, including $2.7 million for short term investments and $852,000 for capitalized software development costs. Financing activities provided $7.8 million in cash, including $6.4 million in net proceeds from the initial public offering and $1.3 million from the payment of stock subscriptions receivable.

         Working capital increased to $5.8 million at September 30, 1996 from a deficit of $2.3 million at December 31, 1995. Excluding deferred revenue, which represent advance payments for license fees and services, and related deferred tax assets, adjusted working capital was $6.7 million at September 30, 1996 and $423,000 at December 31, 1995.

         The Company believes that cash balances, investments and cash flow from operations will be sufficient to meet its working capital, capital expenditure and capitalized software development requirements for the foreseeable future. Cash flows from operating activities are dependent on continued advance payments from customers, and there is no assurance that the Company will continue to receive these payments from customers or that it will continue to receive these payments in advance on the same terms as it has in the past. The Company anticipates that its operating and investing activities may use cash in the future, particularly from growth in operations and development activities. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)      Exhibits


 Exhibit
   No.    Description
   ---    -----------
   3.1    Amended and Restated Articles of Incorporation, as filed with the
          Secretary of State of the State of Florida on July 8, 1996
          (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937).
   3.2    Amended and Restated Bylaws, effective July 8, 1996, (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14,
          1996, File No. 0-20937).
   4.1    See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
          Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
          (incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937).
   10.1   Lease Agreement, dated September 11, 1996, between 500 International
          Parkway Development Company and the Company.
  11.1    Statement re:  Computation of Earnings Per Share.
  27.1    Financial Data Schedule.


         b)      Reports on Form 8-K

                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHOENIX INTERNATIONAL LTD., INC.



November 5, 1996               /s/ Bahram Yusefzadeh
----------------               -------------------------------------------------
Date                           Bahram Yusefzadeh
                               Chairman of the Board and Chief Executive Officer



November 5, 1996               /s/ Clay E. Scarborough
----------------               -------------------------------------------------
Date                           Clay E. Scarborough
                               Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX



  Exhibit
    No.   Description                                                               Page
    ---   -----------                                                               ----
    3.1   Amended and Restated Articles of Incorporation, as filed with the
          Secretary of State of the State of Florida on July 8, 1996
          (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937) ...............................
    3.2   Amended and Restated Bylaws, effective July 8, 1996 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14,
          1996, File No. 0-20937) ................................................
    4.1   See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
          Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
          (incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937) ...............................
   10.1   Lease Agreement, dated September 11, 1996, between 500 International
          Parkway Development Company and the Company ............................
   11.1   Statement re:  Computation of Earnings Per Share .......................
   27.1   Financial Data Schedule ................................................