Form 10-K
period 1996-12-31
PHOENIX INTERNATIONAL LTD INC
filed 1997-03-25
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1996
                                       or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from         to
                                                          --------   --------

                       COMMISSION FILE NUMBER:    0-20937

                        PHOENIX INTERNATIONAL LTD., INC.
             (Exact name of Registrant as specified in its charter)

                             Florida                                            59-3171810
 (State of other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

          500 International Parkway, Heathrow, Florida                             32746
            (Address of principal executive offices)                            (Zip Code)

      (Registrant's telephone number including area code):     (407) 548-5100

   Securities registered pursuant to Section 12(b) of the Act:

          None                                     None
  (Title of each class)            (Name of each exchange on which registered)

   Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share
                                (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 18, 1997, as reported on the Nasdaq Stock Market's National Market, was approximately $49,516,000. As of March 18, 1997, the Registrant had outstanding 3,862,721 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders of the Registrant are incorporated by reference in Part II of this Form 10-K, and portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders to be held on May 16, 1997 are incorporated by reference in Part III of this Form 10-K.

                               INDEX OF FORM 10-K

                                                                                                                     Page
                                                                                                                     ----
PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . .  16

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . .  16

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . .  16

PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 12. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . .  20

Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .  20

                                     PART I

ITEM 1.  BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward- looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-03355), as declared effective by the Securities and Exchange Commission on July 1, 1996.

GENERAL

         Phoenix International Ltd., Inc. ("Phoenix" or the "Company") designs, develops, markets and supports highly adaptable, enterprise-wide client/server application software for the financial services industry, with a primary focus on middle market financial institutions. Phoenix designed and developed an innovative new banking system by combining its management's extensive experience with banking and banking software systems, input from a consortium of financial institutions (the "U.S. Bank Partners") concerning bank operational and flexibility needs and the most recent advances in client/server technology. The Phoenix Retail Banking System (the "Phoenix System"), through its client/server technology, addresses many of the deficiencies of the mainframe- and mid-range computer-based legacy systems on which most banks currently operate by allowing financial institutions to integrate data into a comprehensive management information network. The Phoenix System, like legacy systems, supports all core areas of bank data processing, including system administration, account processing, nightly processing, teller functions, holding company accounting and budgeting. Unlike legacy systems, the Phoenix System is a fully integrated system that provides significant advantages in four critical areas: (i) customer relationship management; (ii) management decision support; (iii) financial product development; and (iv) Internet and Intranet services. Phoenix combines its technological expertise with specific knowledge of the financial services industry to provide informational solutions to complex banking issues, such as total data integration, customer management, customer profitability analysis and management information requirements.

         The Company was incorporated in Florida in January 1993. The Company's principal and executive offices are located at 500 International Parkway, Heathrow, Florida 32746. Its telephone number is (407) 548-5100.

INDUSTRY BACKGROUND

         The Company's primary market consists of middle market financial institutions, which the Company defines as commercial banks and savings institutions both domestically and internationally with asset sizes ranging between $100 million and $1 billion. These institutions are highly regulated, and they historically have provided a limited range of products and faced limited competition. These institutions used legacy computer systems that generally only processed transactions and provided a general ledger. Today, the competitive landscape has changed dramatically as diversified financial service providers compete directly with middle market institutions. As a result, these institutions now face an increased need for detailed information about their institutions and customers in order to develop and market profitable new products and services more effectively and to expand customer relationships.

         In response to this changing environment, the industry developed modifications to the legacy data structures that took data extracts from legacy systems and transported these extracts to personal computer application systems. However, such modified legacy systems generally are written for mainframes and minicomputers, are difficult and expensive to maintain and support, require substantial training costs and, because they often use proprietary operating systems and data structures, are limited in their ability to interact with other information resources and systems used in a bank. Although modified legacy systems may offer a graphical user interface for ease of use, and some have introduced database technologies to provide increased data storage and more flexible access to data, these systems are generally limited because they are still based on decades-old architecture which does not permit full integration of data. Without full integration of data, the information provided by these modified legacy systems generally is neither complete nor readily accessible, and, thus, Phoenix believes that financial institutions using legacy systems are at a competitive disadvantage.

         In the 1990s, the emergence of client/server computing made possible the development of powerful applications which are capable of addressing enterprise-wide business problems in a flexible and cost-effective manner. The client/server model consists of personal computer workstation "clients" connected on enterprise-wide networks to "servers" that provide data storage and update capabilities. The client/server architecture allocates processing tasks between the client and the server to allow the clients to handle the user interface and local data manipulation and to allow the server to perform computing intensive functions. Because of this allocation, a client/server system is scalable such that responsiveness and capacity can be increased by upgrading the server or replacing it with a more powerful model. Furthermore, the client/server architecture design minimizes network traffic. Client/server systems also offer the level of data integrity and security that financial institutions require because access to information can be controlled by server-based relational database management systems. Phoenix believes that very few middle market banks have fully realized the potential benefits offered by client/server technology due to the small number of true client/server applications currently available to such institutions.

THE PHOENIX SOLUTION

         The Phoenix System allows financial institutions to integrate data into a comprehensive management information network that is readily accessible throughout the entire institution, flexible with shared information and easily interfaced. The Phoenix System gives bank personnel immediate access to a broad range of customer information including balances, transactions, personal financial statements, contact history, related accounts and demographic data. The Company believes that the Phoenix System is easy to use and simple to learn, which enables a financial institution to provide higher quality customer service with reduced operating and training costs. The following are some of the important capabilities included in the Phoenix System:

         Customer Relationship Management. The Phoenix System places a structural emphasis on managing customer relationships, which allows an institution to pursue a more personalized and profitable approach to its products and services. The Relationship Information Management ("RIM") module integrates a customer's account data, transactional activity, financial data from third party financial applications, marketing information, relationships with other customers and other accounts, financial statements and other types of information required to view a customer's total relationship record. The primary customer relationship management features include:

         - Marketing and Other Personal Information. For purposes of marketing and creditworthiness assessments, the RIM module tracks a range of personal information, such as employment history, home ownership status, other credit providers and other bank accounts.

         - On-line Financial Statements and Portfolios. To facilitate improved management of customer relationships, enhanced analysis of a customer's financial condition and improved tracking of customer profitability, the RIM module maintains information regarding a customer's assets, liabilities, income and expenses in a unified file.

         - Extensive Customer Relationship Tracking. To facilitate marketing and management decision-making, based not only on an institution's overall relationship with individual customers but also on its overall relationship with related groups of customers, the RIM module can track relationships between customers, groups of customers and between customers (or groups of customers) and accounts.

         - Customer-Based Statements. Combined customer statements can contain an unlimited number of accounts, including related accounts owned by other customers, and each account included on a statement can be configured to show only summary information or both summary information and transaction detail. Copies of account statements and other correspondence can be automatically sent to an unlimited number of additional addresses, including temporary and seasonal addresses.

         - Integrated Signature, Photograph and Document Imaging. The RIM module maintains an on-line signature card with a photograph for each customer and can store and display photographs of loan collateral and other customer assets, Social Security cards and drivers' licenses.

         - Flexible Inquiry Capability. The Phoenix System enables users to progress through increasingly detailed levels of display data on all inquiry screens. This capability allows customer service representatives and platform officers to research questions thoroughly and quickly, without having to enter arcane codes or wade through stacks of printed reports.

         - Third Party Information. The Company anticipates that in late 1997 the Phoenix System will be able to integrate and include data from third party software services, including information on brokerage accounts, insurance accounts and credit card accounts with existing RIM information.

         Management Decision Support. Through its Executive Information System ("EIS"), the Phoenix System allows senior executives to track performance and model the effect of business strategies and changes in market conditions on their financial institution. The Phoenix System draws upon real-time data to present financial institutions with graphical displays that highlight important business trends and facilitate rapid interpretation and analysis. Unlike the reporting facilities of legacy systems, information presented to a bank's manager by the Phoenix EIS is not static. The EIS takes into account both the relationship of a particular indicator to other related categories of information, as well as the trends for that indicator over time. At its core, the Phoenix System is focused on providing an institution's decision-makers with the following real-time capabilities: (i) a fully integrated general ledger; (ii) a broad suite of standard reports augmented by a flexible ad hoc reporting capability; (iii) an integrated set of budgeting templates; and (iv) customer and account profitability analysis. In addition, the EIS provides a bank with both statistical measures of product penetration and performance.

         Financial Product Development. The Phoenix System provides the capability to quickly develop, deliver and process financial products and services that can be as simple or as sophisticated as an institution's customers and competition demand. Because all financial product development is parameter-driven, institutions can design products and services by simply selecting product features from a variety of options. New financial products can be developed rapidly and do not require programming or the support of technical personnel. Some of the Phoenix System's tools for financial product creation and support include:

         - Parameter-driven Customization Controls. The Phoenix System reflects an appreciation for the continuously changing demand for financial products and services. Its parameter-driven design gives banks the ability to respond by enabling bankers to create new financial products and services quickly and easily.

         - "What If" Analysis. The Phoenix System provides a unique "what if" analysis feature that enables institutions to perform complex calculations by simply entering a few fields of information. This facility can be used to model the effects on an institution's profitability of new products and services.

         - Cost Tracking. To facilitate cost and profitability tracking at all operation levels, the Phoenix System ties transactional activity and other account information to the integrated general ledger at the product-class level. Thus, for each loan and deposit product an institution offers, it can direct financial data on balance components, interest, loan loss, escrow, dealer reserves, participations, insurance and charges and fees to a specific set of general ledger accounts.

         - Integrated Profitability Analysis. The Phoenix System allows institutions to analyze the profitability of individual loans and customer relationships, as well as of broad categories of customers.

         - Flexible Rate Controls. Within the Phoenix System, rate calculations for all products and accounts are managed through a centralized table of rate indices. The Phoenix System allows institutions to create an unlimited number of rate indices and maintains a life-to-date on-line history of all rate changes for all rate indices. It also permits institutions to schedule rate changes in advance or backdate them.

         Complete Integration of Core Applications. The Phoenix System provides the same core bank data processing capabilities as are found in older legacy systems but does so within an integrated "open systems" environment that uses a graphical user interface, modern relational database technology and nonproprietary hardware and software components. The Phoenix System divides core processing functions among seven discrete, but fully integrated, software modules: (i) system administration; (ii) account processing; (iii) nightly processing; (iv) teller system; (v) holding company financial statements; (vi) EIS; and (vii) budgeting. The following are some of the core applications of the Phoenix System:

         - Deposit and Loan Processing. In addition to supporting the processing requirements of traditional deposit and loan products, the Company built the deposit and loan processing modules around a framework of extremely flexible controls that allow a bank to customize and implement an analysis-based approach tailored to the bank's products and services.

         - General Ledger. Phoenix provides a self-balancing general ledger system that supports both batch and on-line, real-time transaction processing functions. Real-time posting of on-line transactions ensures that banks can correct errors anytime during the day, without having to wait for the next overnight posting to run.

         - On-line Transaction Processing. The Phoenix System's core account processing module, through which customers and accounts are added to the Phoenix System and maintained over time, provides a full on-line transaction processing capability. Through this module's transaction processing facility, users can post on-line transactions to any account in the Phoenix System.

         - System Security. Phoenix provides a comprehensive set of controls for restricting employees' access to different levels of bank, customer and account information, as well as for limiting the transactional amounts that employees are permitted to post to accounts. In case an internal problem occurs, the Phoenix System maintains detailed on-line audit trails for all records that track actions resulting in a record being viewed, created or modified.

         - Integrated On-line Help System. All areas of the Phoenix System provide integrated connections to an interactive on-line help system.

         - "Year 2000" Support. The Phoenix System stores all dates with four digit years, and all calculations are done to four digits. In addition, all system code, both front-end code written in SQL Windows from Centura Software Corporation and back-end code written in Sybase stored procedures, has four digit year support for dates.


STRATEGY

         The Company's primary business objective is to become a leading supplier of enterprise-wide client/server application software for the financial services industry by pursuing the following strategies:

         Maintain Technology Leadership and Enhance Product Functionality. The Company believes that the Phoenix System is the most advanced client/server computing solution for financial institutions because it incorporates new open technologies and standards, such as client/server architectures, relational databases, graphical user interfaces and advanced application development tools. Phoenix intends to maintain its leadership position by integrating new technologies, adding new applications, enhancing existing applications and increasing functionality. The Phoenix System can run on any central server that will support a structured query language ("SQL") standard relational database, such as servers from Hewlett-Packard Company ("Hewlett-Packard"), International Business Machines Corp. ("IBM"), NCR Corporation ("NCR"), Sun Microsystems, Inc. ("Sun"), Unisys Corporation ("Unisys") and all other UNIX compliant hardware. In addition, the Phoenix System will run on any Intel-based NT machine that supports Sybase, such as Hewlett-Packard, IBM, Compaq and DEC machines.

         Focus on Middle Market Institutions. The Company intends to continue its marketing focus both in the United States and internationally on middle market institutions. The Company believes that most middle market institutions are technologically sophisticated, seek banking software applications that support strategic objectives and have the capital and human resources to finance and use effectively advanced technological solutions. However, middle market institutions are subject to significant merger and acquisition activity, and the resulting consolidation has the effect of reducing the number of potential customers for the Company's products.

         Expand International Market. Phoenix believes that many international financial institutions view technology as a means to offer a broader array of financial products and services to meet the increasing demand for retail banking services in the international market. The Company believes that international institutions generally are less risk averse than United States banks, are willing to skip technology generations and are looking for technological solutions that will last at least 10 to 15 years. The Company designed its software products to incorporate numerous international features, such as support for different languages; the ability to process simultaneously all currencies formatted in accordance with standards established by the International Organization for Standardization; numeric, date and address formatting to fit individual country standards; accounting for local tax computations, including value-added taxation, and reporting to satisfy different regulatory requirements. In December 1996, the Company opened a sales and marketing office in London, England. The Company intends to continue to expand international sales in 1997 and subsequent periods, by hiring additional sales and implementation personnel and recruiting additional international resellers. The risks inherent in the Company's international business activities generally include currency risk, trade barriers, costs of localizing products for foreign countries, difficulties in managing international operations, political instability, potentially adverse tax consequences, restrictions on the repatriation of earnings and the additional burdens of intellectual property protections in foreign markets.

         Increase Worldwide Distribution. The Company plans to continue expanding its distribution both in the United States and internationally by increasing its sales and implementation force and pursuing additional strategic alliances.

         - Direct Sales and Implementation. Phoenix generates a majority of its revenues through its direct sales force which, as of February 28, 1997, consisted of 13 people serving the United States, Europe, the Middle East, Africa and Australia. See "--Sales and Marketing." As of February 28, 1997, the Company had 42 implementation and training personnel. Phoenix intends to increase the number of sales staff and implementation staff in 1997. Competition for sales and implementation personnel is intense, and there can be no assurance that Phoenix will be able to retain its existing sales and implementation personnel or to attract, assimilate or retain additional highly qualified sales or implementation personnel in the future.

         - Strategic Alliances. Phoenix has established and intends to continue expanding alternate channels of distribution through value added resellers ("VARs") and agents. In 1996, the Company entered into two strategic marketing alliances in the United States market and three alliances in the international market. See "--Sales and Marketing." Although VARs and agents increase the Company's ability to reach new markets, the Company bears the risk that the VARs and agents will not be able to market the Company's products effectively or will not be qualified to provide timely and cost-effective customer support and service. In addition, gross margins and composition of revenue and expenses may vary depending on whether a sale was made directly by the Company or by a VAR or an agent.

         Maximize Recurring Revenues. Phoenix signs customers to long-term license agreements and charges annual service fees which are generally 15-20% of the base license fee. As the asset size of a bank increases or as branches are added, customers pay additional incremental license fees and increased service fees over the life of the license agreement. Additionally, the Company's disaster recovery service is a separate five-year contract which has an initial implementation fee and annual service fees, and the Company's Internet Consulting Service is an added-cost service which allows Phoenix to generate additional recurring revenues through monthly access and maintenance fees. Phoenix plans to continue to build this base of recurring revenue and to develop additional sources of recurring revenue by providing such services as networking support to its customers.

         Leverage Existing Customer Base and Broaden Primary Market. The Company intends to expand its current bank customer relationships by providing additional products and services and licensing additional bank subsidiaries of existing client bank holding companies. In addition, the Company believes its implemented customer base represents an important source of references, which are vital in marketing to the financial services industry. The Company currently intends to expand the market for the Phoenix System to include banks with asset sizes greater than $1 billion by increasing product functionality and flexibility. Furthermore, in the first quarter of 1997, the Company completed the development of a product which operates on the Microsoft Windows NT platform (the "NT Version"). The Company anticipates that the NT Version will be more attractive to institutions with assets of less than $100 million, but also may be similarly attractive to some larger banks. Although the license fees for the NT Version will be comparable to the license fees for the Phoenix System, the Company believes that the NT Version will be attractive because these institutions will incur lower overall acquisition costs related to operating in a Microsoft Windows NT environment rather than a Unix operating system platform.

         Pursue Complementary Acquisitions. Phoenix intends to leverage its position as a provider of client/server technology to financial institutions by pursuing strategic acquisitions of or investments in providers of complementary technologies, products and services. The Company intends to pursue such acquisitions in order to more rapidly expand the Company's customer base by converting the acquired customers to the Phoenix System and to enhance the functionality and products offered by the Phoenix System by acquiring interests in companies with complimentary technology or license rights to such companies' products. Phoenix believes such strategic acquisitions will permit Phoenix to enter new markets, provide outsourcing alternatives and acquire additional products and applications. However, such future acquisitions would be accompanied by risks, including, among other things: the difficulty of assimilating the operations and personnel of the acquired company; potential disruption of Phoenix's ongoing business; inability to successfully incorporate acquired technologies and rights into Phoenix's products; entering markets in which Phoenix has little or no direct prior experience; potential negative effect on Phoenix's earnings; and impairments of relationships with employees and subscribers of the acquired business as a result of changes in management.

TECHNOLOGY

         Phoenix has partnered with leading hardware manufacturers, tools manufacturers and relational database vendors in the client/server community, such as Hewlett-Packard, Centura Software Corporation, formerly known as Gupta Corporation ("Centura"), and Sybase, Inc., to produce software based on leading-edge technological developments. Using these tools, the Company has created a product that enables the Company's customers to utilize what the Company believes is the most current technology in the financial institutions industry.

         Centralized Relational Database Management System ("RDBMS"). The Phoenix System uses a relational database technology known as Sybase, currently provided by Sybase, Inc. Phoenix chose Sybase System 10.0 as its SQL database. The Phoenix System can run on hardware platforms from Hewlett-Packard, IBM, NCR, Sun, Unisys and all others which are UNIX compliant. System 11.0 has been integrated into the NT Version and the Company currently expects to have completed the integration of Sybase's System 11.0 into the UNIX Phoenix System by the end of 1997.

         An advantage of the Phoenix System as compared to a legacy or modified legacy systems is that the Phoenix System stores data in a relational database rather than in a proprietary file format. Consequently, the data can be integrated by using many different third-party query and report writing tools. In addition, with a relational database, it is very easy to expand and change the structures of the tables and data. The Company has adapted the Phoenix System for Microsoft Corporation's SQL Server 6.5 on Microsoft Windows NT to create the NT Version. The NT Version was released in the first quarter of 1997.

         Replication and Distributed Data Processing. Phoenix has leveraged the open interfaces of the Phoenix System to implement an advanced distributed database for support of its off-line teller system. The off-line teller system uses a local database at each branch computer to perform replicated transactions in the event of hardware or network failure at the central server. Off-line branches are supported using Centura's SQLBase for either Novell NetWare or Microsoft Windows NT.

         Open Protocols for Data Communication. Phoenix uses the industry standard TCP/IP protocol for communicating with the relational database server and IPX/SPX for customers implementing a network using NetWare instead of Windows NT. This allows the Company's customers to implement a broad array of local area network and wide area network topologies and configurations. In addition, customers that have an existing network infrastructure in place that supports TCP/IP do not have to reinvest in new technology simply to run the Company's product.

         32-bit Application Support. The Company is currently engaged in an effort that will enable the Company's customers to use the latest client operating systems from Microsoft (Windows 95 and Windows NT Workstation) with native 32-bit applications. These applications offer the Company's customers substantial benefits in the areas of fault tolerance, ability to support more complex transaction processing, enhanced performance and advanced security.
The Company expects to introduce this technology into the Phoenix System during the latter part of 1997.

SALES AND MARKETING

         The Company markets its software and services directly through its sales and marketing personnel and through VARs and agents that are involved in providing products and services to the financial services industry. As of February 28, 1997, the Company's sales and marketing department, including administrative staff, consisted of: eight individuals located at the Company's offices in Florida; four sales persons located in Oklahoma City, Oklahoma, Des Moines, Iowa, Philadelphia, Pennsylvania, and Los Angeles, California; and one sales person located in London, England. In addition, the Company has launched marketing relationships in Russia, Turkey, Ireland, the Middle East and the Asia-Pacific region. The Company's direct sales personnel are experienced in the sales process for banking software products. The Company's marketing personnel and consultants generate leads for the sales force through a program of direct mail, networking, telemarketing, seminars and trade shows, and contacts with independent consultants. The marketing personnel and consultants also assist in the sales process by providing sales support literature and ongoing customer communications.

         The Company's direct sales and marketing force is complemented, particularly in the international market, by a growing network of indirect distribution channels, including VARs and agents. Some VARs and agents may also provide training, support and other services to the end-user. In all cases, the Phoenix System software remains the sole property of the Company, and if the Company terminates its relationship with any VAR or agent, customers sold by that VAR or agent will continue to pay support fees to the Company.
The Company intends to expand its network for indirect distribution and anticipates that the percentage of its total revenues derived from indirect sales will increase in the future.

         In the United States market, Phoenix has established marketing agency agreements with both The Netcomm Group, Inc. ("Netcomm") and ISC Financial Services, Inc. ("ISC") pursuant to which both Netcomm and ISC market the Phoenix System to certain financial institutions within their respective territories. Both Netcomm and ISC have guaranteed a certain minimum number of sales to retain exclusive marketing rights to the Phoenix System within part of their territories, which in the aggregate include Indiana, Kentucky, Michigan, Ohio, western Pennsylvania and West Virginia. In the international market, Phoenix and Unisys entered into a software license agreement, whereby Unisys exclusively markets the Phoenix System to banks in Central and South America, Mexico, the Caribbean and Bermuda. Unisys has guaranteed a certain level of annual sales to retain its exclusive rights in these territories. Additionally in 1996, Phoenix and Computer Systems Associates (Nigeria) Limited ("CSA") entered into a remarketing agreement, whereby CSA exclusively markets the Phoenix System to banks in certain countries of Africa and non-exclusively markets the Phoenix System to banks in the Republic of South Africa. CSA has guaranteed a minimum number of sales to retain its exclusive right in the territory.

TARGET MARKETS

         The United States Market. Phoenix currently divides commercial banks and savings institutions in the United States market into three groups based on asset-size: (i) institutions with assets less than $100 million (approximately 7,600 institutions); (ii) institutions with assets between $100 million to $1 billion (approximately 3,800 institutions) and (iii) institutions with assets over $1 billion (approximately 600 institutions).

         The Company primarily focuses its marketing and sales efforts on middle market financial institutions with asset sizes ranging between $100 million and $1 billion. In the bank data processing services industry, service contracts for banks typically have an initial term of five years, and, therefore, the Company estimates that each year approximately 20% of banks evaluate data processing alternatives because their current contracts expire. Management believes that recently an increasing number of institutions have renewed their service contracts for shorter periods in order to maintain the flexibility to change software companies due to rapid developments in banking software technology which may result in increased demand. Moreover, a number of institutions are evaluating data processing alternatives due to the acquisition of their software providers and servicers by other software companies and the age of their current software and hardware solutions.

         Phoenix markets the Phoenix System on an opportunistic basis to financial institutions with assets greater than $1 billion. The Company believes that more larger institutions will become target institutions for the Phoenix System in the future as new product features and enhancements increase the Phoenix System's functionality for larger institutions. As another strategy to increase its target market, the Company completed the development of its NT Version in the first quarter of 1997. The Company believes that the NT Version will be more attractive to institutions with assets of less than $100 million. The Company also intends to continue to license to financial institutions and other businesses outside of its primary market on an opportunistic basis; for example, one of the Company's customers is a unit of a church.

         The International Market. At this time, Phoenix and its strategic sales partners are actively marketing the Company's products and services in Central and South America, Mexico, the Caribbean, Australia, Europe, the Middle East, Asia and Africa. The Company believes that there are approximately 4,000 financial institutions in these regions that are potential prospects for the Phoenix System. In December 1996, the Company opened an international sales and marketing office in London, England with one sales person serving Europe, the Middle East and Africa. The Company is currently exploring such strategic relationships with agents to cover the Asian Pacific and Eastern European regions.

         In the international market, the Company has primarily focused on technology-minded financial institutions operating in countries where the primary language is either Spanish or English. The Company believes the international market offers significant opportunity because economic expansion and other market factors have increased the demand for sophisticated retail banking services. Sophisticated international banks offer a broad array of financial products and services and demand technology, like the Phoenix System, that is open, powerful and economical. The Company also believes that these institutions are looking for technology solutions that will last at least 10 to 15 years. Furthermore, management believes that a significant number of international banks have accepted, to a greater degree than United States banks, that technology should be used as a competitive tool and not just as a service delivery vehicle.

PRODUCT PRICING

         The Company prices its product in two components: (i) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and (ii) fees for a full range of services complementing its products, including implementation, programming services, conversion training and installation services, interface services for tying the Phoenix System to third-party applications, customer and software support services, disaster recovery services and Internet/Intranet consulting services. License fees are recognized as revenue upon delivery, when no significant vendor obligations remain and collection of the resulting receivables is deemed probable. When a customer enters into a license agreement with the Company, the license agreement includes a service agreement for the same term. Implementation, conversion training and installation fees and interface fees are paid at the beginning of the license agreement or when the service is performed. Customer and software support fees are earned over the life of the license agreement.
In the event that a customer fails to pay its service fees, the license reverts to the Company. Otherwise, the license is perpetual, and the service fees are recurring revenue. Phoenix has not increased the price of its products since the end of 1995 in domestic markets, but has increased prices for certain international markets during 1996.

         In the United States, license fees are based on the asset size of the institution. Internationally, each institution is charged a base license fee and an incremental license fee based on the number of branches for such bank. Implementation, conversion, training and interface fees vary based on the complexity of a particular project. In the United States, the customer and software support fees are generally 15-20% of the license fee per year. Internationally, the customer and software support fees are generally 20% of the base license fees and branch fees. As the asset size of the institution increases or as branches are added, customers pay an additional incremental license fee and increased service fees over the life of the license agreement. The Company's VARs and agents license the Company's products at a discount for relicensing.

IMPLEMENTATION SERVICES

         The Company provides comprehensive implementation services to customers converting to the Phoenix System. Phoenix assigns each customer an implementation team of experts who work with the customer through all phases of the project, including project management, data mapping and conversion, software installation and network certification, education and consulting.
Each implementation team can work on multiple projects at the same time. As of February 28, 1997, the Company had 42 people assigned to the implementation department. The Company intends to hire additional people and add resources as necessary.

         Project Management and Coordination. Phoenix provides extensive project planning and coordination as part of the implementation process. Phoenix assigns a full-time project manager to guide the customer through the installation process and to coordinate all conversion and implementation activities.

         Data Conversion. Application analysts and conversion programmers map and convert a bank's current account data to the Phoenix System. Data conversion activities include data mapping, program development, extensive testing, detailed data auditing and a complete trial conversion prior to the final implementation date.

         Software Installation and Network Certification. Phoenix provides network engineers to install software and certify the customer's network prior to installation of the Phoenix System. This on-site service ensures that all hardware and software is installed correctly and that the proper network security is in place.

         Education. Phoenix offers a comprehensive education and training program to customers. The Company offers training classes for product set-up at the Company's headquarters in Florida. Phoenix also provides hands-on application training services at the customer site prior to installation. Additional on-site training for ancillary products is available upon request.

         Consulting/Development Services. The Company's consultants are available to work closely with customers. These consulting services generally consist of assisting customers who are planning large implementations, who are engaged in operational reorganizations or who wish to customize the Phoenix System to their unique needs, including customer specified programming features, reports or regulatory requirements.

         Fees for project management and coordination, data conversion, and software installation and network certification are included in the cost of implementation. Generally, fees for education and consulting are charged separately from the Company's software products.

CUSTOMER SERVICE AND SUPPORT

         The Company believes that maintaining a high level of support and service is critical to customer satisfaction because of the critical nature of the Phoenix System to a bank's day-to-day operations. The

Company's customer service and support personnel assist banks in the use of the Phoenix System and with the maintenance of their network and technology infrastructures. As of February 28, 1997, the Company had 16 people in its product development group that primarily provide customer service and support. Customer service and support personnel provide service 24 hours a day, seven days a week, and have beepers, cellular phones and laptop computers which enable them to answer a customer's question from any location via a modem connection to the Company's computers. The Company is in the process of and will continue to train personnel at ISC, Netcomm, Unisys and CSA and will train personnel of additional VARs who in the future agree to market the Phoenix System so that these VARs will be able to provide certain levels of service and support to customers.

         Product Support. Phoenix delivers product support services through all traditional avenues, including telephone, Internet, electronic mail and facsimile. Due to the unique nature of client/server computing systems, many critical customer support activities can also be performed through high speed telecommunication lines directly to a customer's location. Phoenix support personnel have the ability to connect quickly to a server at a customer site and to perform work as if they were physically at the customer's site. Using this approach, Phoenix is able to offer effective and direct support to its customers without the traditional expense associated with on-site visits.

         Networking Support. Phoenix offers a full range of networking support services upon request. Phoenix performs on-site network certification for all customers during their initial software installation, and network engineers are available for ongoing support by telephone. Networking support and on-site consulting are available upon request for an additional fee.

         Internet/Intranet Services. Phoenix also offers Internet Consulting Service ("ICS"), which provides both Internet and Intranet services to client institutions. ICS allows client institutions to establish a presence on the World Wide Web through home pages and web sites. ICS can also provide client institutions with the services to create an internal web environment, known as an Intranet. Through client/server technology and the Company's software, the client institution receives the benefit of an Intranet which enables the institution to improve and increase productivity without additional hardware or infrastructure cost.

         Disaster Recovery Service. Phoenix also offers a disaster recovery service that provides customers with assistance in reestablishing the Phoenix System's processing capacity within 24 hours if a disaster occurs. The disaster recovery service is a separate five-year contract which has an initial implementation fee and annual service fees. This added-cost service satisfies current United States bank regulatory obligations to maintain and annually test a disaster recovery plan and allows Phoenix to generate additional recurring revenue from its implemented customer base.

         SupportNet. Phoenix also administers SupportNet, part of the Company's World Wide Web site, which provides an additional vehicle of support for client banks. SupportNet is a free service which allows users with Internet access to obtain support through features such as (i) online discussion forum, (ii) online support documents for the Phoenix System, (iii) online software bug recording,
(iv) online enhancement requests and (v) online file transfers from the Company. At the end of 1997, the Company expects to add a feature to SupportNet called "knowledge base" which will provide a first level of resolution for troubleshooting issues with the Phoenix System.

PRODUCT DEVELOPMENT AND NEW PRODUCTS

         Phoenix was founded in January 1993 for the purpose of developing and marketing a new generation of integrated banking software applications that would replace less flexible and technologically dated legacy systems. From the Company's inception through December 31, 1996, product development expenditures (the total of product development expense and capitalized software development costs) represented approximately 43% of the Company's aggregate revenues. Hewlett-Packard provided developmental-stage assistance to the Company by supplying computer hardware to the Company for development and testing of the Company's products. Early in the Company's history, each of the U.S. Bank Partners participated in the Company's joint application development program under which end-users were involved in product development and testing. The joint application development program helped reduce the development cycle by increasing the efficiency with which design problems were identified and corrected. The U.S. Bank Partners continue to contribute to plans for new products and enhancements through the Phoenix User Group ("PUG").

         Phoenix believes that its future success will depend in large part on its ability to maintain and enhance its current product and service offerings and to develop, acquire or integrate and introduce new products and features that will keep pace with technological advances and satisfy evolving customer requirements. As of February 28, 1997, the product development group consisted of 54 individuals in addition to 16 customer service and support personnel. Phoenix develops and adjusts product direction in response to two core trend areas: (i) developments within the financial industry and (ii) developments within the technology arena.

         Product Development Cycle. Phoenix develops plans for new products and enhancements following extensive discussions with the PUG, which consists of all current users of the Phoenix System and from specific requests from new customers. The U.S. Bank Partners continue to participate in the development of the Company's products by their participation in the PUG. The PUG meets approximately twice a year with the Company to offer recommendations and to help prioritized product development and enhancement projects. In addition, the Company's product development personnel continually develop new product ideas and enhancements. Once a product idea has been formalized, the Company uses an internal review process to determine: (i) whether to develop the enhancement;
(ii) a development schedule and (iii) a budget for the enhancement.

         Development Methodology. Development tools, such as 4GL programming tools, enable rapid prototyping and have dramatically reduced development cycles. Enhancements developed in client/server environments take significantly less time to complete than in a legacy system environment. Phoenix believes that the efficiencies of its product architecture and development methodology allow it to move products from planning to delivery more quickly than its legacy system-based competitors.

         Product Plans. The Company's product development efforts are currently focused on enhancing the functionality of the Phoenix System so that it will be attractive to a broader range of customers. Phoenix believes that it will be able to improve its competitive position by successfully completing the following new products, among others:

         - Multi-language enhancements. Phoenix is presently completing the first of several important system features that are designed to improve the Company's competitive position in the international market. Phoenix has designed a unique language independence engine that will allow the Company's core product to be rapidly localized into any single-byte character set language. This engine was used to implement a Spanish version of the Phoenix System which the Company released in the third quarter of 1996.

         - Multi-currency enhancements. Phoenix has designed and plans to release its multi-currency enhancement in the second quarter of 1997. With the multi-currency enhancement, the Phoenix System will support the world currencies formatted in accordance with the standards established by the International Organization for Standardization.

         - Secondary marketing and other enhancements. Significant enhancements for the United States market are focused on the loan processing area, such as investor reporting for secondary mortgage marketing including reports required by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. Phoenix is also developing modules that permit the processing of dealer loans and accounting for non-accrual loans. Phoenix believes that such enhancements will broaden the appeal of the Phoenix System for larger institutions, and the Company plans to release such enhancements by mid-1997.

         - NT Version of the Phoenix System. The NT Version employs Microsoft Windows NT as the network operating system and Microsoft SQL Server as the RDBMS and supports both Microsoft Windows 95 and Windows NT on the client. The Company completed the development of its NT Version in the first quarter of 1997. This enhancement will improve the cost-competitiveness of the Phoenix System.

         - Internet banking enhancement. During 1997, Phoenix plans to deliver an enhancement to the Phoenix System that will allow the Company's customers to provide on-line banking services through the Internet. The Company's client/server architecture is built upon the same industry standards utilized on the Internet. Phoenix believes that the delivery of an Internet banking capability will give the Phoenix System a competitive advantage over existing products. The Company intends to charge an additional fee for this enhancement.

         - ATM enhancement. Phoenix signed a Software License and Development Agreement with Multisoft, an Ecuadorian company that gives Phoenix worldwide rights to license and use MultiSoft's NT based client/server ATM system. During 1997, the Company plans to deliver a fully integrated, private label version of the Multisoft ATM system. This system will allow the Company's customers to support their own ATM network and to connect to regional and national ATM networks, if desired.

         - Cash management enhancement. Phoenix has acquired exclusive rights to a cash management system that was originally developed by Ixe Banco, in Mexico City. Phoenix plans to deliver a tightly integrated version of this cash management system which will allow the Company's customers to provide online cash management services to their retail and commercial customers.

         - Loan pricing and credit scoring. Phoenix has formed a relationship (including a minimal equity ownership interest by Phoenix) with Integrated Financial Services, Inc., an Atlanta-based software and services company, whereby Phoenix acquired non-exclusive marketing rights to CreditPak, an NT-based commercial credit analysis, loan pricing software package that enables lenders to consider the total financial relationship of the borrower and the bank. The Company plans to deliver an interfaced version of CreditPak in 1997.

         These potential new enhancements and products are subject to significant technical risks, including delays in the development, introduction or production of the new enhancements or products, failure to achieve market acceptance and undetected errors or failures.

COMPETITION

         The financial institution software market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. Phoenix encounters competition in the U.S. from a number of sources, including FiServ, Inc., Bisys, Inc., Marshall & Isley Corp., EastPoint Technology, Inc., a division of Marshall & Isley Corp., Electronic Data Systems Corp., Jack Henry & Associates, Inc., ALLTEL Information Services, Inc., The Kirchman Corporation and Open Solutions, Inc., which all offer core retail software systems or outsourcing alternatives to the financial institutions industry. In the international arena, the Company competes with several global players, including FiServ, Inc., Midas-Kapiti International, Inc., Kindle Banking Systems, Sanchez Computer Associates, Inc. and Financial Network Services. In addition, there are smaller, regional competitors in each country in which the Company targets internationally. Most of the Company's international competitor's products contain wholesale banking functionality running on closed, proprietary platforms under older design and systems environments.

         In general, Phoenix competes on the basis of: (i) product architecture, including distributed computing capability, access to commercial SQL databases and ease of customization and integrations with other applications; (ii) functionality, including the breadth and depth of features and functions and ease of use; (iii) service and support, including the range and quality of technical support, training, implementation and consulting services and the capability to provide these on a global basis; (iv) management expertise, including management's banking software experience and financial services industry knowledge; and (v) product pricing in relation to performance. Management believes that the Phoenix System is a market leader in the areas of product architecture and management expertise and that the Company competes favorably in the areas of functionality, service and support and product pricing.

         Financial institutions have two fundamental alternatives for obtaining data processing capabilities: (i) in house applications, either those that are developed internally or those that are purchased from third party vendors; and
(ii) outsourcing, either as a part of a total outsourcing solution or where a third party acts as a service bureau. Until the introduction of client/server technology, the only in-house processing systems offered were proprietary legacy systems running on mainframe or mid-range computer hardware. In the United States market, client/server application software has only recently been made available to banks, but it is gaining market acceptance and market share. In the international market, there are a number of client/server alternatives available, as well as traditional legacy systems. Management believes the Company is currently the leading provider of client/server core processing application software solutions to the banking industry.

         The Company believes that none of its current competitors offers application software that provides the level of flexibility and functionally featured in the Company's customer relationship management, customer profitability analysis or executive information components. The Company expects additional competition from other established and emerging companies as the client/server market continues to develop and expand. In addition, competition could increase as a result of software industry consolidations, including particularly the acquisition of any of the client/server based retail banking system providers by one of the larger service providers to the financial services industry.


INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         Phoenix relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Phoenix seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company's license agreements contain provisions which limit the number of users, state that title remains with the Company, protect confidentiality, permit the termination of license for misuse or abuse and require licensees to notify the Company of infringements on the Company's property and rights. Phoenix presently has no patents or patent applications pending and has no trademark or copyright registrations. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, particularly overseas, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. Nevertheless, the Company believes that due to the rapid pace of technological change in the information technology and software industries, factors such as the technological and creative skills of its employees, new product developments, frequent product enhancements and the timeliness and quality of support services are more important to establishing and maintaining a competitive advantage in the industry.

         Phoenix does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Phoenix to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial conditions.

EMPLOYEES

         As of February 28, 1997, Phoenix had a total of 142 employees, of which 70 were engaged in product development and support, 42 were in implementation and training, 13 were in sales and marketing, 14 were in finance and administration and 3 were in executive management. All of the Company's senior and executive officers who were employed by the Company on February 28, 1997 have entered into employment agreements with the Company. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be satisfactory.

FACILITIES

         The Company recently moved its principal administrative, sales, marketing, support and product development facility to a commercial building in Heathrow, Florida. The Company currently leases approximately 37,000 square feet of space in this building and has exercised an option to lease approximately 11,000 square feet of additional space commencing in October 1997. The lease for this property is for a term of ten years and expires on April 1, 2007. The Company believes that its new facilities will be adequate for its current requirements.


ITEM 2.  PROPERTIES

         See the information provided in Item 1 above entitled "Business -- Facilities" for information with respect to the Company's facilities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required in Item 5 is incorporated herein by reference from the Company's 1996 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13.1 (the "Annual Report").


ITEM 6.  SELECTED FINANCIAL DATA

         The information required in Item 6 is incorporated herein by reference from the Annual Report included in this Form 10-K as Exhibit 13.1.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required in Item 7 is incorporated herein by reference from the Annual Report included in this Form 10-K as Exhibit 13.1.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in Item 8 is incorporated herein by reference from the Annual Report included in this Form 10-K as Exhibit 13.1.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the two fiscal years ended December 31, 1996.



                                    PART III

         Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this Report, and certain information included therein is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company and their ages as of December 31, 1996 are as follows:

 NAME                               AGE      CLASS(1)    POSITION
 ----                               ---      --------    --------
      Bahram Yusefzadeh(2) . . .    50       III         Chairman of the Board, Chief Executive Officer and Director
      Ralph H. Reichard  . . . .    53       III         President, Chief Operating Officer and Director
      Clay E. Scarborough  . . .    42                   Senior Vice President and Chief Financial Officer
      Raju M. Shivdasani . . . .    45                   Senior Vice President and Division President of International Sales
      Michael R. Newes . . . . .    50                   Senior Vice President of Worldwide Marketing
      Harold C. Boughton . . . .    45                   Senior Vice President of National Sales
      Gerald P. Nissen . . . . .    48                   Senior Vice President of Technology Services
      Twanna C. Soifer . . . . .    48                   Senior Vice President of Implementation Services
      Ronald E. Fenton(2)(3) . .    67       III         Director
      William C. Hess  . . . . .    59       I           Director
      James C. Holly(2)(3) . . .    56       III         Director
      Paul A. Jones  . . . . . .    42       II          Director
      J. Michael Murphy(3) . . .    56       II          Director
      Glenn W. Sturm(3)  . . . .    43       II          Director
      O. Jay Tomson  . . . . . .    60       I           Director
      Jack A. Blaine . . . . . .    52       I           Director
      Ruann F. Ernst . . . . . .    50       I           Director
----------

(1) Class I term expires in 1997; Class II term expires in 1998; and Class III term expires in 1999.
(2) Member of Compensation Committee. Mr. Holly is the Chairman of the Compensation Committee, and Mr. Yusefzadeh is a non-voting member of the Compensation Committee.
(3)      Member of Audit Committee. Mr. Fenton is the Chairman of the Audit
         Committee.

         Bahram Yusefzadeh. Mr. Yusefzadeh, the founder, Chairman of the Board and Chief Executive Officer of Phoenix, has over 27 years of experience in the banking software industry. In 1969, he co-founded Nu-Comp Systems, Inc. ("Nu-Comp"), where he developed the Liberty Banking System and served as Nu-Comp's president and chief executive officer. Mr. Yusefzadeh became chairman of the board of Broadway & Seymour, Inc. ("Broadway & Seymour") upon its acquisition of Nu- Comp in June 1986 and remained in that position until November 1986. From 1986 to 1992, he worked for The Kirchman Corporation ("Kirchman"), first as president of the product and marketing strategies division, and later as president of both the independent banking group and the outsourcing division. Mr. Yusefzadeh currently serves as a member of the Executive Committee and as a non-voting member of the Compensation Committee.

         Ralph H. Reichard. Mr. Reichard joined Phoenix as a consultant and advisor in 1994. He officially joined the Company in January 1995 as President and Chief Operating Officer. He also serves as a director and as a member of the Executive Committee. From 1990 to 1994, Mr. Reichard was the president of the banking business unit of Newtrend, L.P. ("Newtrend"), a software and outsourcing services provider to banks, thrifts and credit unions. He served on Newtrend's executive management committee and was responsible for the day-to-day operation and management of the banking software and outsourcing business. From 1989 to 1990, Mr. Reichard served as president and chief operating officer for the professional services division of Credit Card Software, Inc. He was president of research and development for Kirchman from 1987 to 1989. From 1983 to 1987, he was senior vice president and regional professional services manager for Broadway and Seymour.

         Clay E. Scarborough. Mr. Scarborough joined the Company in March 1996 as a Senior Vice President and Chief Financial Officer. From 1995 to 1996, he served as chief financial officer and senior vice president of Medifax, Inc., a health industry services company. From 1992 to 1995, he was chief financial officer and vice president of administration for A.D.A.M. Software, Inc., a multimedia software publishing company. In 1991, Mr. Scarborough served as vice president of finance at Gerber Alley Healthcare, a hospital information systems software company. From 1986 to 1991, Mr. Scarborough was employed by Digital Communication Associates, a publicly traded data communications technology company where he last served as director of finance. Mr. Scarborough holds a M.B.A. from the Harvard Graduate School of Business Administration and is a certified public accountant.

         Raju M. Shivdasani. Mr. Shivdasani joined the Company in July 1996 as a Senior Vice President and as Division President of International Sales. From 1990 to 1996, he worked for FiServ, Inc. where he served as group executive vice president of the bank services sector and president of CBS Worldwide, a banking software division. Mr. Shivdasani has over 15 years of experience working for companies in the banking software, service bureau and data center services industries.

         Michael R. Newes. Mr. Newes joined the Company in 1993 and serves as Senior Vice President of Worldwide Marketing. From 1990 to 1993, he was a senior vice president for OKRA Marketing Corporation ("OKRA"), a financial institutions data base software marketing company. He worked with Mr. Yusefzadeh at both Nu-Comp and Kirchman and has nearly 25 years of experience in marketing, sales and customer support for technology companies.

         Harold C. Boughton. Mr. Boughton joined the Company in May 1996 as Senior Vice President of National Sales and is responsible for all domestic sales and marketing activities. From 1992 to 1996, Mr. Boughton worked for FiServ, Inc., first as national sales manager for the CBS Service Bureau and later as national sales manager for InformEnt. From 1990 to 1992 he served as regional sales manager and national sales manager for DCR Technologies, an optical storage technology company.

         Gerald P. Nissen. Since February 1995, Mr. Nissen has served as Senior Vice President of Technology Services for Phoenix and has responsibility for product development, customer support, documentation, quality assurance, networking services and disaster recovery services components of the Phoenix System. From 1992 to 1995, Mr. Nissen worked at Newtrend in the banking business unit where he served as senior vice president of product services and was responsible for product development, product support and consulting services.

         Twanna C. Soifer. Ms. Soifer joined the Company in 1993 as Senior Vice President of Client Services and is now responsible for training and implementation of Phoenix System users. Prior to joining Phoenix, Ms. Soifer managed documentation for the Horizon Product for Systematics, Inc. from 1991 to 1993. From 1990 to 1991, she was a consultant for Prophet Management Information Services and for OKRA. Prior to 1990, Ms. Soifer held management positions at Kirchman and Broadway & Seymour.

         Ronald E. Fenton. Mr. Fenton has been a director of Phoenix since 1993, currently serves as a member of the Compensation Committee and Executive Committee and is the Chairman of the Audit Committee. He has served as the president, the chief executive officer and a director of BancSecurity Corporation since 1982 and the president, chief executive officer and director of Security Bank since 1976. Mr. Fenton is the chairman of the board of Story County Bank & Trust, Story City, Iowa and is the chairman of the board of Security Bank Jasper-Poweshiek, Kellogg, Iowa. He is also a director, executive committee member and former chairman of the board of Shazam, Inc. ("Shazam"), a regional electronic funds transfer network.

         William C. Hess. Mr. Hess has been a director of the Company since 1993. Since 1984, he has been the president of Iowa Savings Bank, and since 1981, he has been chairman of the board of Sac City State Bank. He is also a director of Audubon State Bank, Iowa Savings Bank, Perry State Bank, Raccoon Valley State Bank and Home State Bank. Mr. Hess is a past director of Shazam, a past director of the Iowa Bankers Mortgage Association and Iowa Bankers Association and a past member of the member of the board of directors of the Iowa Department of Banking.

         James C. Holly. Mr. Holly has been a director of Phoenix since 1993, currently serves as a member of the Audit Committee and the Executive Committee and is Chairman of the Compensation Committee. Since 1977, he has served as president, chief executive officer and director of Bank of the Sierra. He is also the current president of the California Independent Bankers Association. Mr. Holly holds an M.B.A. from the University of Wisconsin and was a commissioned officer in the United States Army (Armor).

         Paul A. Jones. Mr. Jones has been director of the Company since 1995. He is the president, chief executive officer and a director of Glenview State Bank and was the president of such bank from 1986 to 1996. Mr. Jones is a director of Cummins-American Corp. and Cummins-Allison Corp.

         J. Michael Murphy. Mr. Murphy has been a director of Phoenix since 1993 and currently serves as a member of the Audit Committee. Since 1977, he has served as president of Drum Service Co. of Florida, a large steel drum reconditioning and recycling company. In 1995, he became the chairman of the board of Lochaven Federal Savings and Loan Association, Orlando Florida. He is the past president of the National Trade Association of Drum Reconditioners and was chairman of the board of the International Federation of Drum Reconditioners from 1990 to 1993. Mr. Murphy holds a M.B.A. from the Harvard Graduate School of Business Administration.

         Glenn W. Sturm. Mr. Sturm has been a director of the Company since 1996 and currently serves as a member of the Audit Committee. Since 1992, Mr. Sturm has been a partner in the law firm of Nelson Mullins Riley & Scarborough, L.L.P., where he serves as corporate chairman. Prior to joining Nelson Mullins Riley & Scarborough, L.L.P., Mr. Sturm was a shareholder of the law firm of Trotter, Smith & Jacobs P.A.

         O. Jay Tomson. Mr. Tomson has been a director of the Company since 1993 and was Chairman of the Board of the Company from August 1993 to February 1994. Since 1974, he has served as chairman and chief executive officer of First Citizens National Bank, and since 1977, he has been chairman of the board of First Citizens Financial Corporation. He is a director of Seilon, Inc., a reporting company under the Exchange Act. Mr. Tomson was a member of the Board of Directors of the Federal Reserve Bank of Chicago from 1980 to 1986. He is a former director and president of Shazam.

         Jack A. Blaine. Mr. Blaine has been a director of the Company since 1996. Since 1996, he has served as Corporate Senior Vice President and President, Pacific Asia Americas Group for Unisys. Mr. Blaine has been with Unisys since 1983 and was elected a corporate vice president and named vice president of human resources in 1988. In 1990, he became vice president and general manager of Unisys' Latin America and Caribbean Group which eventually became a part of the Pacific Asia Americas Group.

         Ruann F. Ernst. Ms. Ernst has been a director of the Company since 1996. Since 1995, she has served as General Manager of the Financial Services Business Unit of Hewlett-Packard's Computer Systems Organization. Ms. Ernst has worked for Hewlett-Packard from 1979 to 1983 and from 1988 to the present. From 1991 to 1993, she served as Director of Strategic Business for Hewlett-Packard's multiuser Unix product line. In 1993, Ms. Ernst assumed the position of Marketing Manager for Hewlett-Packard for the financial industry worldwide as well as U.S. responsibility for the process, retail and oil and gas industries.


ITEM 11.      EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the Proxy Statement.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Proxy Statement.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the Proxy Statement.



                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)      Financial Statements

  The consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the years in the three-year period ending December 31, 1996, together with the report of Ernst & Young LLP, dated January 31, 1997, appearing in the Company's 1996 Annual Report to Shareholders, included as
Exhibit 13.1 to this Form 10-K, are incorporated herein by reference.

  (a)(2)      Financial Statement Schedules

  Financial statement schedules are omitted because they are either: (i) not applicable or not required; or (ii) the information required is contained in the consolidated financial statements or the notes thereto.

  (b)         Exhibits

  3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-2937 (the "Second Quarter 10-Q")).

  3.2         Amended and Restated Bylaws (incorporated by reference to Exhibit
              3.2 of the Second Quarter 10-Q).

  4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

  10.1 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of March 18, 1995 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (Registration No. 333-03355), as declared effective by the Securities and Exchange Commission on July 1, 1996 (the "Registration Statement")).*

  10.2 Amendment, dated May 24, 1996, to the Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective March 18, 1995 (incorporated by reference to Exhibit 10.43 of the Registration Statement).*

  10.3 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of October 21, 1995 (incorporated by reference to Exhibit 10.13 of the Registration Statement).*

  10.4 Amendment, dated May 24, 1996, to the Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective October 21, 1995 (incorporated by reference to Exhibit 10.44 of the Registration Statement).*

  10.5 Revised Form of Stock Option Agreement for the Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective October 21, 1995 (incorporated by reference to Exhibit
              10.45 of the Registration Statement).*

  10.6 Phoenix International Ltd., Inc. 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.46 of the Registration Statement).*

  10.7 Form of Stock Option Agreement under the Phoenix International Ltd., Inc. 1996 Director Stock Option Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 1996).*

  10.8 Form of the Company's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the Registration Statement).

  10.9 Employment Agreement by and between the Company and Bahram Yusefzadeh, dated December 28, 1995 (incorporated by reference to
              Exhibit 10.14 of the Registration Statement).*

  10.10 First Amendment to Employment Agreement by and between the Company and Bahram Yusefzadeh, dated May 22, 1996 (incorporated by reference to Exhibit 10.15 of the Registration Statement).*

  10.11 Employment Agreement by and between the Company and Ralph Reichard, dated December 18, 1995 (incorporated by reference to
              Exhibit 10.16 of the Registration Statement).*

  10.12 First Amendment to Employment Agreement by and between the Company and Ralph Reichard, dated May 22, 1996 (incorporated by reference to Exhibit 10.17 of the Registration Statement).*

  10.13 Employment Agreement by and between the Company and Clay E. Scarborough, dated May 23, 1996 (incorporated by reference to
              Exhibit 10.18 of the Registration Statement).*

  10.14 Employment Agreement by and between the Company and Michael R. Newes, dated April 12, 1996 (incorporated by reference to Exhibit
              10.19 of the Registration Statement).*

  10.15 Employment Agreement by and between the Company and Gerald P. Nissen, dated April 12, 1996 (incorporated by reference to
              Exhibit 10.20 of the Registration Statement).*

  10.16 Employment Agreement by and between the Company and Twanna C. Soifer, dated April 12, 1996 (incorporated by reference to
              Exhibit 10.21 of the Registration Statement).*

  10.17 Employment Agreement by and between the Company and Harold C. Boughton, dated June 3, 1996 (incorporated by reference to
              Exhibit 10.1 of the Second Quarter 10-Q).*

  10.18 Employment Agreement by and between the Company and Raju M. Shivdasani, dated July 15, 1996 (incorporated by reference to
              Exhibit 10.2 of the Second Quarter 10-Q).*

  10.19       Form of Employee Confidentiality Agreement.

  10.20 Form of Promissory Note for employee loans from the Company (incorporated by reference to Exhibit 10.54 of the Registration Statement).

  10.21 Form of Stock Pledge and Security Agreement for employee loans from the Company (incorporated by reference to Exhibit 10.55 of the Registration Statement).

  10.22 OEM Software License Agreement, dated June 30, 1995, between the Company and Gupta Corporation (incorporated by reference to Exhibit 10.26 of the Registration Statement).+

  10.23 Value Added Remarketer Agreement, dated October 13, 1993, between the Company and Sybase, Inc. (incorporated by reference to Exhibit 10.27 of the Registration Statement).+

  10.24 Software License Agreement between the Company and Unisys Corporation, dated March 16, 1996 (incorporated by reference to
              Exhibit 10.28 of the Registration Statement).+

  10.25 First Amendment to Software License Agreement between the Company and Unisys Corporation, dated December 27, 1996.++

  10.26 General Agreement for Strategic Relationship between the Company and Hewlett-Packard Company, dated April 30, 1993 (incorporated by reference to Exhibit 10.29 of the Registration Statement).+

  10.27       Form of Software License Agreement (incorporated by reference to
              Exhibit 10.30 of the Registration Statement).+

  10.28 Form of International Software License Agreement (incorporated by reference to Exhibit 10.31 of the Registration Statement).+

  10.29 Form of Disaster Recovery Service Agreement (incorporated by reference to Exhibit 10.32 of the Registration Statement).+

  10.30       Form of Software Deposit Agreement (incorporated by reference to
              Exhibit 10.33 of the Registration Statement).+

  10.31 Form of Confidentiality and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.34 of the Registration Statement).

  10.32       Form of Confidentiality Agreement (incorporated by reference to
              Exhibit 10.35 of the Registration Statement).

  10.33 Form of Mutual Non-Disclosure Agreement (incorporated by reference to Exhibit 10.36 of the Registration Statement).

  10.34 Form of Confidentiality/Non-Disclosure Agreement Remitting Access to System Documentation and Data Files for Data Conversion (incorporated by reference to Exhibit 10.37 of the Registration Statement).

  10.35 Form of Phoenix International Ltd., Inc. Confidentiality Agreement (incorporated by reference to Exhibit 10.38 of the Registration Statement).

  10.36 Standard Commercial Lease, dated December 8, 1993, between the Company and ABR Spectrum, Ltd. with respect to Suite 140, 900 Winderley Place, Maitland, Florida premises, as modified January 24, 1994 (incorporated by reference to Exhibit 10.39 of the Registration Statement).

  10.37 Lease Termination Agreement, dated February 12, 1997, between the Company and ABR Spectrum, Ltd.

  10.38 Sublease Agreement, dated September 28, 1995, between the Company and CCS Technology Group, Inc. with respect to Suite 120, 900 Winderley Place, Maitland,

              Florida premises (incorporated by reference to Exhibit 10.40 of the Registration Statement).

  10.39 The Principal Financial Group Prototype for Savings Plans (401k), as amended, and the Group Annuity Contract for the Company (incorporated by reference to Exhibit 10.41 of the Registration Statement).*

  10.40 Remarketing Agreement and Support Authorization, dated as of April 22, 1996, between the Company and Computer Systems Associates (Nigeria) Limited (incorporated by reference to
              Exhibit 10.42 of the Registration Statement) (the "CSA
              Agreement").+

  10.41 Lease Agreement, dated September 11, 1996, between the Company and 500 International Parkway Development Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated November 5, 1996, File No. 0-2937).

  10.42 Cooperative Marketing Agreement, dated September 5, 1996, between the Company and The Netcomm Group, Inc.++

  10.43 Cooperative Marketing Agreement, dated October 2, 1996, between the Company and ISC Financial Systems, Inc.++

  10.44 Stock Purchase Agreement, dated March 5, 1997, between the Company and Dyad Corporation.++

  10.45 License and Distribution Agreement, dated March 5, 1997, between the Company and Dyad Corporation.++

  10.46 License and Marketing Agreement, dated November 26, 1996, between the Company and Integrated Financial Services, Inc.++

  10.47 Form of Software License Agreement used in connection with the CSA Agreement.

  11.1        Statement re: Computation of Per Share Earnings.

  13.1 Registrant's 1996 Annual Report to Shareholders. Except for portions of said Annual Report incorporated herein by reference, the Annual Report is furnished for the information of the Commission and is not deemed filed herewith.

  21.1        Subsidiaries of the Company.

  23.1        Consent of Ernst & Young LLP.

  24.1 Power of Attorney (contained on the signature page of this filing).

  27.1        Financial Data Schedule (for Commission purposes only).

  _______________
  +           Confidential treatment previously granted.
  ++          Confidential treatment requested.
  *           This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                Phoenix International Ltd., Inc.


     March 24, 1997             By: /s/ Bahram Yusefzadeh
--------------------------      -----------------------------------------------
Date                                    Bahram Yusefzadeh
                                        Chairman and Chief Executive Officer



                               POWER OF ATTORNEY


  KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Bahram Yusefzadeh and Ralph Reichard, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                         TITLE                                 DATE
----------                                         -----                                 ----
 /s/ Bahram Yusefzadeh                             Chairman of the Board and Chief       March 24, 1997
------------------------------------------------   Executive Officer (principal
    Bahram Yusefzadeh                              executive officer)


 /s/ Ralph H. Reichard                             Chief Operating Officer,              March 24, 1997
-------------------------------------------------  President and Director
    Ralph H. Reichard

 /s/ Clay E. Scarborough                           Chief Financial Officer               March 24, 1997
-------------------------------------------------  (principal financial and
    Clay E. Scarborough                            accounting officer)


 /s/ Ruann F. Ernst                                Director                              March 24, 1997
------------------------------------------------
    Ruann F. Ernst

 /s/ Jack A. Blaine                                Director                              March 24, 1997
------------------------------------------------
    Jack A. Blaine

 /s/ Ronald E. Fenton                              Director                              March 24, 1997
------------------------------------------------
    Ronald E. Fenton


SIGNATURES                                         TITLE                                 DATE
----------                                         -----                                 ----
 /s/ William C. Hess                               Director                              March 24, 1997
------------------------------------------------
    William C. Hess

 /s/ James C. Holly                                Director                              March 24, 1997
------------------------------------------------
    James C. Holly

 /s/ Paul A. Jones                                 Director                              March 24, 1997
------------------------------------------------
    Paul A. Jones

 /s/ J. Michael Murphy                             Director                              March 24, 1997
------------------------------------------------
    J. Michael Murphy

 /s/ Glenn W. Sturm                                Secretary and Director                March 24, 1997
------------------------------------------------
    Glenn W. Sturm

 /s/ O. Jay Tomson                                 Director                              March 24, 1997
------------------------------------------------
    O. Jay Tomson

                                            EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION                                                   PAGE
------                                       -----------                                                   ----
3.1           Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q, dated August
              14, 1996, File No. 0-2937 (the "Second Quarter 10-Q")).

3.2           Amended and Restated Bylaws (incorporated by reference to Exhibit
              3.2 of the Second Quarter 10-Q).

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated
              Bylaws defining the rights of the holders of Common Stock of the Company.

10.1 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of March 18, 1995 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1
              (Registration No. 333-03355), as declared effective by the Securities and Exchange Commission on July 1, 1996 (the
              "Registration Statement")).*

10.2          Amendment, dated May 24, 1996, to the Phoenix International Ltd.,
              Inc. 1995 Employee Stock Option Plan, effective March 18, 1995
              (incorporated by reference to Exhibit 10.43 of the Registration
              Statement).*

10.3 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of October 21, 1995 (incorporated by reference to Exhibit 10.13 of the Registration Statement).*

10.4          Amendment, dated May 24, 1996, to the Phoenix International Ltd.,
              Inc. 1995 Employee Stock Option Plan, effective October 21, 1995
              (incorporated by reference to Exhibit 10.44 of the Registration
              Statement).*

10.5          Revised Form of Stock Option Agreement for the Phoenix
              International Ltd., Inc. 1995 Employee Stock Option Plan, effective October 21, 1995 (incorporated by reference to Exhibit
              10.45 of the Registration Statement).*

10.6          Phoenix International Ltd., Inc. 1996 Director Stock Option Plan
              (incorporated by reference to Exhibit 10.46 of the Registration
              Statement).*

10.7          Form of Stock Option Agreement under the Phoenix International
              Ltd., Inc. 1996 Director Stock Option Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange
              Commission on December 31, 1996).*

10.8 Form of the Company's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the Registration Statement).

                                            EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION                                                   PAGE
------                                       -----------                                                   ----
10.9          Employment Agreement by and between the Company and Bahram
              Yusefzadeh, dated December 28, 1995 (incorporated by reference to
              Exhibit 10.14 of the Registration Statement).*

10.10 First Amendment to Employment Agreement by and between the Company and Bahram Yusefzadeh, dated May 22, 1996 (incorporated by reference to Exhibit 10.15 of the Registration Statement).*

10.11         Employment Agreement by and between the Company and Ralph
              Reichard, dated December 18, 1995 (incorporated by reference to
              Exhibit 10.16 of the Registration Statement).*

10.12 First Amendment to Employment Agreement by and between the Company and Ralph Reichard, dated May 22, 1996 (incorporated by reference to Exhibit 10.17 of the Registration Statement).*

10.13         Employment Agreement by and between the Company and Clay E.
              Scarborough, dated May 23, 1996 (incorporated by reference to
              Exhibit 10.18 of the Registration Statement).*

10.14         Employment Agreement by and between the Company and Michael R.
              Newes, dated April 12, 1996 (incorporated by reference to Exhibit
              10.19 of the Registration Statement).*

10.15         Employment Agreement by and between the Company and Gerald P.
              Nissen, dated April 12, 1996 (incorporated by reference to
              Exhibit 10.20 of the Registration Statement).*

10.16         Employment Agreement by and between the Company and Twanna C.
              Soifer, dated April 12, 1996 (incorporated by reference to
              Exhibit 10.21 of the Registration Statement).*

10.17         Employment Agreement by and between the Company and Harold C.
              Boughton, dated June 3, 1996 (incorporated by reference to
              Exhibit 10.1 of the Second Quarter 10-Q).*

10.18         Employment Agreement by and between the Company and Raju M.
              Shivdasani, dated July 15, 1996 (incorporated by reference to
              Exhibit 10.2 of the Second Quarter 10-Q).*

10.19         Form of Employee Confidentiality Agreement.

10.20         Form of Promissory Note for employee loans from the Company
              (incorporated by reference to Exhibit 10.54 of the Registration
              Statement).

10.21 Form of Stock Pledge and Security Agreement for employee loans from the Company (incorporated by reference to Exhibit 10.55 of the Registration Statement).

                                            EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION                                                   PAGE
------                                       -----------                                                   ----
10.22         OEM Software License Agreement, dated June 30, 1995, between the
              Company and Gupta Corporation (incorporated by reference to
              Exhibit 10.26 of the Registration Statement).+

10.23 Value Added Remarketer Agreement, dated October 13, 1993, between the Company and Sybase, Inc. (incorporated by reference to Exhibit 10.27 of the Registration Statement).+

10.24         Software License Agreement between the Company and Unisys
              Corporation, dated March 16, 1996 (incorporated by reference to
              Exhibit 10.28 of the Registration Statement).+

10.25 First Amendment to Software License Agreement between the Company and Unisys Corporation, dated December 27, 1996.++

10.26 General Agreement for Strategic Relationship between the Company and Hewlett- Packard Company, dated April 30, 1993 (incorporated by reference to Exhibit 10.29 of the Registration Statement).+

10.27         Form of Software License Agreement (incorporated by reference to
              Exhibit 10.30 of the Registration Statement).+

10.28 Form of International Software License Agreement (incorporated by reference to Exhibit 10.31 of the Registration Statement).+

10.29 Form of Disaster Recovery Service Agreement (incorporated by reference to Exhibit 10.32 of the Registration Statement).+

10.30         Form of Software Deposit Agreement (incorporated by reference to
              Exhibit 10.33 of the Registration Statement).+

10.31         Form of Confidentiality and Non-Disclosure Agreement
              (incorporated by reference to Exhibit 10.34 of the Registration
              Statement).

10.32         Form of Confidentiality Agreement (incorporated by reference to
              Exhibit 10.35 of the Registration Statement).

10.33 Form of Mutual Non-Disclosure Agreement (incorporated by reference to Exhibit 10.36 of the Registration Statement).

10.34 Form of Confidentiality/Non-Disclosure Agreement Remitting Access to System Documentation and Data Files for Data Conversion
              (incorporated by reference to Exhibit 10.37 of the Registration
              Statement).

10.35         Form of Phoenix International Ltd., Inc. Confidentiality
              Agreement (incorporated by reference to Exhibit 10.38 of the Registration Statement).

                                            EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION                                                   PAGE
------                                       -----------                                                   ----
10.36         Standard Commercial Lease, dated December 8, 1993, between the
              Company and ABR Spectrum, Ltd. with respect to Suite 140, 900
              Winderley Place, Maitland, Florida premises, as modified January
              24, 1994 (incorporated by reference to Exhibit 10.39 of the
              Registration Statement).

10.37         Lease Termination Agreement, dated February 12, 1997, between the
              Company and ABR Spectrum, Ltd.

10.38 Sublease Agreement, dated September 28, 1995, between the Company and CCS Technology Group, Inc. with respect to Suite 120, 900
              Winderley Place, Maitland, Florida premises (incorporated by reference to Exhibit 10.40 of the Registration Statement).

10.39 The Principal Financial Group Prototype for Savings Plans (401k), as amended, and the Group Annuity Contract for the Company
              (incorporated by reference to Exhibit 10.41 of the Registration
              Statement).*

10.40         Remarketing Agreement and Support Authorization, dated as of
              April 22, 1996, between the Company and Computer Systems
              Associates (Nigeria) Limited (incorporated by reference to
              Exhibit 10.42 of the Registration Statement) (the "CSA
              Agreement").+

10.41 Lease Agreement, dated September 11, 1996, between the Company and 500 International Parkway Development Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated
              November 5, 1996, File No. 0-2937).

10.42 Cooperative Marketing Agreement, dated September 5, 1996, between the Company and The Netcomm Group, Inc.++

10.43 Cooperative Marketing Agreement, dated October 2, 1996, between the Company and ISC Financial Systems, Inc.++

10.44         Stock Purchase Agreement, dated March 5, 1997, between the
              Company and Dyad Corporation.++

10.45 License and Distribution Agreement, dated March 5, 1997, between the Company and Dyad Corporation.++

10.46 License and Marketing Agreement, dated November 26, 1996, between the Company and Integrated Financial Services, Inc.++

10.47 Form of Software License Agreement used in connection with the CSA Agreement.

11.1          Statement re: Computation of Per Share Earnings.

                                            EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION                                                   PAGE
------                                       -----------                                                   ----
13.1          Registrant's 1996 Annual Report to Shareholders.  Except for
              portions of said Annual Report incorporated herein by reference, the Annual Report is furnished for the information of the
              Commission and is not deemed filed herewith.

21.1          Subsidiaries of the Company.

23.1          Consent of Ernst & Young LLP.

24.1 Power of Attorney (contained on the signature page of this filing).

27.1          Financial Data Schedule (for Commission purposes only).




  _______________
  +           Confidential treatment previously granted.
  ++          Confidential treatment requested.
  *           This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).