Form 10-Q
period 1997-03-31
PHOENIX INTERNATIONAL LTD INC
filed 1997-05-08
CIK 1013687

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________, 19__.


                        Commission file number : 0-20937

                             ---------------------


                        PHOENIX INTERNATIONAL LTD., INC.
             (Exact name of registrant as specified in its charter)

              Florida                                    59-3171810
  (State or other jurisdiction               (I.R.S Employer Identification No.)
of incorporation or organization)

                500 International Drive, Heathrow, Florida 32746
                    (Address of principal executive offices)

                                 (407) 548-5100
               (Registrant's telephone number including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No
                                                 ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                    Outstanding at May 5, 1997

Common Stock, $0.01 par value                                 3,864,615
                                                            (No. of Shares)

================================================================================

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q



                                                                                         PAGE
                                                                                         ----
                  FINANCIAL INFORMATION
PART I
                  Financial Statements                                                     3
 Item 1.
                  Condensed Consolidated Balance Sheets as of March 31, 1997 and
                  December 31, 1996                                                        3

                  Condensed Consolidated Statements of Operations for the Three
                  Months ended March 31, 1997 and 1996                                     4

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months ended March 31, 1997 and 1996                           5

                  Notes to Condensed Consolidated Financial Statements                     6

 Item 2.          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                8

PART II           OTHER INFORMATION

 Item 1.          Legal Proceedings                                                       12

 Item 2.          Changes in Securities                                                   12

 Item 3.          Defaults upon Senior Securities                                         12

 Item 4.          Submission of Matters to a Vote of Security Holders                     12

 Item 5.          Other Information                                                       12

 Item 6.          Exhibits and Reports on Form 8-K                                        12

SIGNATURES

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        PHOENIX INTERNATIONAL LTD., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,     December 31,
                                                                                   1997            1996
                                                                               ------------    ------------
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  4,770,815    $  3,770,889
  Investments                                                                            --       2,730,825
  Accounts receivable, net of allowance for doubtful accounts of $50,000 and
         $15,000 at March 31, 1997 and December 31, 1996, respectively            1,667,900         935,736
  Unbilled accounts receivable                                                    1,577,347       1,188,282
  Prepaid expenses and other current assets                                         754,907         548,379
                                                                               ------------    ------------
         Total current assets                                                     8,770,969       9,174,111
Property and equipment:
  Computer equipment and purchased software                                       1,429,312       1,088,509
  Furniture, office equipment and leasehold improvements                            890,656         252,047
                                                                               ------------    ------------
                                                                                  2,319,968       1,340,556
  Accumulated depreciation and amortization                                        (407,165)       (447,128)
                                                                               ------------    ------------
         Total property and equipment                                             1,912,803         893,428
Capitalized software costs, net of accumulated
  amortization of $571,351 and $446,572 at March 31, 1997 and
  December 31, 1996, respectively                                                 2,534,212       1,985,628
Other assets                                                                        546,400          30,000
                                                                               ------------    ------------
         Total assets                                                          $ 13,764,384    $ 12,083,167
                                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                           $    449,755    $    384,693
    Accrued expenses                                                                510,243         922,040
    Note payable                                                                    250,000              --
    Capital lease, current portion                                                  121,633              --
    Deferred revenue                                                                899,453       1,002,417
                                                                               ------------    ------------
         Total current liabilities                                                2,231,084       2,309,150
Deferred revenue under economic development grant                                   190,000         190,000
Capital lease, long term portion                                                    595,219              --
                                                                               ------------    ------------
         Total long term liabilities                                                785,219         190,000
Shareholders' equity:
Common Stock, $0.01 par value
  20,000,000 shares authorized, 3,864,374 and 3,838,910 issued and
  outstanding at March 31, 1997 and December 31, 1996, respectively                  38,644          38,389
Additional paid-in capital                                                       10,850,528      10,727,255
Stock subscription receivables                                                      (83,443)       (110,683)
Accumulated deficit                                                                 (57,648)     (1,070,944)
                                                                               ------------    ------------
         Total shareholders' equity                                              10,748,081       9,584,017
                                                                               ------------    ------------
         Total liabilities and shareholders' equity                            $ 13,764,384    $ 12,083,167
                                                                               ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------
Revenues:
  License fees and other                            $ 2,268,406     $ 1,127,607
  Implementation, customer and software
    support and other service fees                    1,445,318         653,723
                                                    -----------     -----------
         Total revenues                               3,713,724       1,781,330

Expenses:
  Cost of license fees and other                        219,737         131,029
  Cost of implementation customer and
   software support and other service fees              831,633         457,196
  Sales and marketing                                   560,997         268,818
  General and administrative                            436,607         358,260
  Product development                                   553,140         299,067
                                                    -----------     -----------
         Total expenses                               2,602,114       1,514,370

Other income (expense):
  Interest income                                        74,788          28,647
  Interest expense                                       (5,389)         (1,081)
                                                    -----------     -----------
Income before income taxes                            1,181,009         294,526
Income tax expense                                      167,713         153,000
                                                    -----------     -----------
Net income                                          $ 1,013,296     $   141,526
                                                    ===========     ===========
Net income per share                                $      0.24     $      0.04
                                                    ===========     ===========

Weighted average shares outstanding                   4,286,640       3,298,444
                                                    ===========     ===========


The accompanying notes are an integral part of these condensed consolidated statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            1997           1996
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 1,013,296    $   141,526
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                       216,891        108,360
        Provision for doubtful accounts                                      35,000             --
        Deferred taxes                                                           --        153,000
        Changes in operating assets and liabilities:
            Accounts receivable                                            (767,164)      (138,303)
            Unbilled accounts receivable                                   (389,065)       (38,561)
            Interest receivable, related party                                   --        (26,008)
            Prepaid expenses and other current assets                      (206,528)       (25,569)
            Accounts payable                                                 65,062        124,855
            Accrued expenses                                               (411,797)        76,438
            Deferred revenue                                               (102,964)      (125,467)
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities      (547,269)       250,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                        (384,978)       (61,943)
Sale of short term investments                                            2,730,825             --
Changes in other assets                                                    (266,400)            --
Capitalized software costs                                                 (673,363)      (313,278)
                                                                        -----------    -----------
                  Net cash provided by (used in) investing activities     1,406,084       (375,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation                                         (9,657)            --
Net proceeds from issuance of common stock                                  123,528         50,000
Cash payments for stock subscription receivable                              27,240             --
                                                                        -----------    -----------
                  Net cash provided by financing activities                 141,111         50,000

Net increase (decrease) in cash and cash equivalents                        999,926        (74,950)
Cash and cash equivalents at beginning of the period                      3,770,889        425,931
                                                                        -----------    -----------
Cash and cash equivalents at end of the period                          $ 4,770,815    $   350,981
                                                                        ===========    ===========


The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                        PHOENIX INTERNATIONAL LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         1.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and "Selected Financial and Operating Data" included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         2.       NET INCOME PER SHARE

                  Net income per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding, using the treasury stock method, during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the public offering price and stock options issued with exercise prices below the public offering price during the twelve-month period preceding the initial filing and through the effective date of the Registration Statement have been included in the calculation of weighted average shares outstanding, using the treasury stock method, as if they were outstanding for all periods presented through June 30, 1996. Also see footnote 5 "New Accounting Pronouncements" below.

         3.       CERTAIN TRANSACTIONS

                  On March 5, 1997, the Company entered into a Stock Purchase Agreement with Dyad whereby the Company purchased a minimal equity interest in Dyad Corporation ("Dyad"). Dyad is developing automated loan and mortgage and financial services delivery products. Pursuant to the Company's agreement with Dyad, the Company has an option for one year to increase its equity interest in Dyad to no more than 10% of the outstanding shares of Dyad. In addition, the Company and Dyad entered into a License and Distribution Agreement (the "License Agreement") whereby the Company obtained certain rights to market, sell and license Dyad's products. The Company paid Dyad license fees upon execution of the License Agreement and is obligated to pay additional license fees in May 1997. License fees are classified as prepaid royalties against future sales of Dyad products. A shareholder and director of the Company is a shareholder and director of Dyad.

         4.       CAPITALIZED SOFTWARE COSTS

                  The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs include costs incurred internally after technological feasibility has been established to develop and enhance computer software products and include certain purchased software costs. Capitalized software costs include purchased software costs of $311,000 and $0 at March 31, 1997 and December 31, 1996, respectively.

         5.       NEW ACCOUNTING PRONOUNCEMENTS

                  In February 1997 the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined therein. "Basic earnings per share" is computed by dividing net income by weighted average shares outstanding and does not include potentially dilutive securities. "Diluted earnings per share" is computed by dividing net income by weighted average shares outstanding, including potentially dilutive securities using the treasury stock method based on the average stock price for the period. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and, upon effectiveness, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application of the pronouncement earlier than the Company's quarter ending December 31, 1997 is not permitted.

         Pro forma basic and diluted earnings per share for the quarters ended March 31, 1996 and 1997 calculated under the provisions of SFAS No. 128 are as follows:

                                               Three Months Ended
                                                     March 31,
                                              ----------------------
                                              1996              1997
                                              ----              ----
         Basic earnings per share             $.05              $.26
         Diluted earnings per share           $.04              $.24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (the "Registration Statement") on Form S-1 (Registration Number 333-03355), as amended, declared effective by the Securities and Exchange Commission on July 1, 1996.

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

         The Company's revenues are derived from two primary sources: (i) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and
(ii) fees for a full range of services complementing its products, including implementation, programming services, conversion training and installation services, interface services for tying the Phoenix System to third-party applications, customer and software support services, disaster recovery services and Internet/Intranet consulting services. Fees for the Company's software products are charged separately from fees for the Company's services and are recognized upon delivery, when no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Revenues for implementation, conversion, installation, training, interface and consulting services are recognized when the services are performed. Service revenues for ongoing customer and software support and product updates and disaster recovery services provide recurring revenues as they are recognized ratably over each year of the license agreement, the term of which is typically five years.

         The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future. Special factors that may cause the Company's future operating results to vary include, without limitation: the size and timing of significant orders; the mix of direct and indirect sales; the mix and timing of foreign and domestic sales; the timing of new product announcements and changes in pricing policies by the Company and its competitors; market acceptance of new and enhanced versions of the Company's products; increased competition; changes in operating expenses, including expenses related to acquisitions; changes in Company strategy; personnel changes; changes in legislation and regulation; foreign currency exchange rates and general economic factors. Product revenues are also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial review to purchase and the provision of support services, varies substantially from customer to customer. As a result, Phoenix believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain line items in the Company's statement of operations for the periods indicated.

                                                            Three Months Ended
                                                           March 31,   March 31,
                                                              1997        1996
                                                           ---------   ---------
Revenues
     License fees and other                                   61.1 %      63.3 %
     Implementation, customer and software
         software support and other service fees              38.9 %      36.7 %
                                                             -----       -----
                  Total revenues                             100.0 %     100.0 %

Expenses
     Cost of license fees and other                            5.9 %       7.4 %
     Cost of implementation, customer and
         software support and other service fees              22.4 %      25.6 %
     Sales and marketing                                      15.1 %      15.1 %
     General and administrative                               11.8 %      20.1 %
     Product development                                      14.9 %      16.8 %
                                                             -----       -----
         Total expenses                                       70.1 %      85.0 %

Other income (expense)
     Interest income                                           2.0 %       1.6 %
     Interest expense                                         (0.1)%      (0.1)%
                                                             -----       -----

Income before taxes                                           31.8 %      16.5 %
Income tax expense                                             4.5 %       8.6 %
                                                             -----       -----
Net income                                                    27.3 %       7.9 %
                                                             =====       =====

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Revenues. Total revenues increased 109% to $3.7 million in the quarter ended March 31, 1997 from $1.8 million for the quarter ended March 31, 1996. Revenues from license fees and other increased $1.1 million or 101% to $2.3 million for the quarter ended March 31, 1997 from $1.1 million in the quarter ended March 31, 1996 due to increased number of customers. Revenues from implementation, customer and software support and other service fees increased $792,000 or 121% to $1.4 million in the quarter ended March 31, 1997 from $654,000 in the quarter ended March 31, 1996 due to increased implementation and other service fees.

         Expenses. Cost of license fees and other was $220,000 and $131,000 in the quarters ended March 31, 1997 and 1996, respectively. These costs increased as a result of higher amortization of capitalized software development costs and higher third party software royalties.

         Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support and other service fees increased $374,000 or 81.9% to $832,000 in the quarter ended March 31, 1997 from $457,000 in the quarter ended March 31, 1996 as a result of additional personnel costs related to increased Phoenix System implementation activity.

         Sales and marketing expenses increased $292,000 or 108% to $561,000 in the quarter ended March 31, 1997 from $269,000 in the quarter ended March 31, 1996 as a result of additional expenses incurred in connection with increased staffing and personnel related costs and from the opening of a new sales office in the United Kingdom in December 1996.

         General and administration expenses increased $78,000 or 21.9% to $437,000 in the quarter ended March 31, 1997 from $358,000 in the quarter ended March 31, 1996 primarily as the result of increased public company related expenses and personnel costs.

         Product development expenses increased $254,000 or 85% to $553,000 in the quarter ended March 31, 1997 from $299,000 in the quarter ended March 31, 1996. Product development expenses increased as a result of increased contract labor and personnel related costs.

         Other Income (Expense). Interest income was $75,000 and $29,000 in the quarters ended March 31, 1997 and 1996, respectively. Interest income increased primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds from the initial public offering of the Company's common stock in July 1996.

         Income Tax Expense. Income tax expense was $168,000 and $153,000 in the quarters ended March 31, 1997 and 1996, respectively. These income tax expenses represent withholding taxes which relate to the license of the Company's products to foreign customers and which are contractually payable by those customers, and includes $24,000 in the quarter ended March 31, 1997 for alternative minimum tax. The Company has a net operating loss carry forward and tax credits and does not expect to pay regular income taxes during 1997.

         Net Income. Net income increased $871,000 to $1,013,000 in the quarter ended March 31, 1997 from net income of $142,000 in the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $4.8 million at March 31, 1997. For the three months ended March 31, 1997, cash used by operations was $547,000. An increase in accounts receivable of $767,000, an increase in unbilled accounts receivable of $389,000, and a decrease in accrued expenses of $412,000 were significant uses of cash in operating activities. Investing activities provided cash of $1.4 million, including $2.7 million from the sale of short term investments. Purchases of property and equipment were $385,000. Increases in other assets which include minority investments in other companies and non-current prepaid royalties (see footnote 3 to the financial statements) used $266,000 of cash. Increases in capitalized software costs, including $311,000 of purchased software, used $673,000 of cash. Financing activities provided $141,000 of cash, including $124,000 from the issuance of common stock pursuant to the exercise stock options. In addition, the Company entered into a capital lease obligation of $727,000 for furniture as the Company moved into its new corporate offices in

March, 1997.

         Working capital was $6.5 million as of March 31, 1997 and excluding deferred revenue, which represent advance payments for license fees and services, adjusted working capital was $7.4 million at March 31, 1997.

         The Company believes its cash balances, investments and cash flow from operations will be sufficient to meet its working capital, capital expenditure and capitalized software development requirements for the foreseeable future. Cash flows from operating activities are dependent on continued advance payments from customers, and there is no assurance that the Company will continue to receive these payments from customers or that it will continue to receive these payments in advance on the same terms as it has in the past. The Company anticipates that its operating and investing activities may use cash in the future, particularly from growth in operations and development activities. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

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

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote at the Company's security holders during the first quarter of the year ended March 31, 1997.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

Exhibit
  No.    Description
 3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Florida on July 8, 1996 (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937).
 3.2 Amended and Restated Bylaws, effective July 8, 1996, (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937).
 4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937).
10.1 Addendum to Lease Agreement, dated March 17, 1997, between 500 International Parkway Development Company and the Company.
10.2 Coopertive Marketing Agreement, dated March 26, 1997, between International Turnkey Systems and the Company. +
11.1     Statement re:  Computation of Earnings Per Share.
27.1     Financial Data Schedule (for SEC use only).


---------
         + Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.


         b)       Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PHOENIX INTERNATIONAL LTD., INC.



May 5, 1997                    /s/ Bahram Yusefzadeh
-----------                    -------------------------------------------------
Date                           Bahram Yusefzadeh
                               Chairman of the Board and Chief Executive Officer
                               (principal executive officer)


May 5, 1997                    /s/ Clay E. Scarborough
-----------                    -------------------------------------------------
Date                           Clay E. Scarborough
                               Senior Vice President and Chief Financial Officer
                               (principal financial and accounting officer)

                                 EXHIBIT INDEX

Exhibit
  No.    Description                                                                Page
  ---    -----------                                                                ----
  3.1    Amended and Restated Articles of Incorporation, as filed with the
         Secretary of State of the State of Florida on July 8, 1996
         (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937)
  3.2    Amended and Restated Bylaws, effective July 8, 1996, (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14,
         1996, File No. 0-20937)
  4.1    See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q, dated August 14,
         1996, File No. 0-20937)
 10.1    Addendum to Lease Agreement, dated March 17, 1997, between 500
         International Parkway Development Company and the Company
 10.2    Cooperative Marketing Agreement, dated March 26, 1997, between
         International Turnkey Systems and the Company. +
 11.1    Statement re:  Computation of Earnings Per Share
 27.1    Financial Data Schedule (for SEC use only).


----------
          + Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Securities Exchange Act of 1934,as amended. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.