Form 10-K/A
period 1996-12-31
PHOENIX INTERNATIONAL LTD INC
filed 1997-05-21
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-K/A
                              (Amendment No. 1)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1996
                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______________to
         _______________


                         COMMISSION FILE NUMBER: 0-20937

                        PHOENIX INTERNATIONAL LTD., INC.
             (Exact name of Registrant as specified in its charter)

          Florida                                     59-3171810
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  500 International Parkway, Heathrow, Florida               32746
    (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number including area code):    (407) 548-5100

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

                              INDEX OF FORM 10-K/A

                                                                                   Page
                                                                                   ----

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............3

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

      10.1 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of March 18, 1995 (incorporated by reference to Exhibit
            10.12 of the Company's Registration Statement on Form S-1
            (Registration No. 33-03355), as declared effective by the Securities and Exchange Commission on July 1, 1996 (the "Registration
            Statement").*

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

      10.6  Phoenix International Ltd., Inc. 1996 Director Stock Option Plan
            (incorporated by reference to Exhibit 10.46 of the Registration
            Statement).*

      10.7  Form of Stock Option Agreement under the Phoenix International Ltd.,
            Inc. 1996 Director Stock Option Plan (incorporated by reference to
            Exhibit 4.7 of the Company's Registration Statement on Form S-8, as declared effective by the Securities and Exchange Commission on December 31, 1996).*

      10.8 Form of the Company's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the Registration Statement).

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

      10.19 Form of Employee Confidentiality Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K, dated March 25, 1997, File No: 0-20937 (the "1996
            10-K")).

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

      10.37 Lease Termination Agreement, dated February 12, 1997, between the
            Company and ABR Spectrum, Ltd. (incorporated by reference to Exhibit
            10.37 of the 1996 10-K).

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

      10.42 Cooperative Marketing Agreement, dated September 5, 1996, between the Company and The Netcomm Group, Inc.++

      10.43 Cooperative Marketing Agreement, dated October 2, 1996, between the
            Company and ISC Financial Systems, Inc.++

      10.44 Stock Purchase Agreement, dated March 5, 1997, between the Company and Dyad Corporation.++

      10.45 License and Distribution Agreement, dated March 5, 1997, between the
            Company and Dyad Corporation.++

      10.46 License and Marketing Agreement, dated November 26, 1997, between the Company and Integrated Financial Services, Inc.++

      10.47 Form of Software License Agreement used in connection with the CSA
            Agreement (incorporated by reference to Exhibit 10.47 of the 1996
            10-K).

      11.1 Statement re: Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 of the 1996 10-K).

      13.1 Registrant's 1996 Annual Report to Shareholders (incorporated by reference to Exhibit 13.1 of the 1996 10-K).

      21.1  Subsidiaries of the Company (incorporated by reference to Exhibit
            21.1 of the 1996 10-K).

      23.1  Consent of Ernst & Young LLP (incorporated by reference to Exhibit
            23.1 of the 1996 10-K).

      24.1 Power of Attorney (incorporated by reference to Exhibit 24.1 of the 1996 10-K)

      27.1 Financial Data Schedule (for Commission purposes only) (incorporated by reference to Exhibit 27.1 of the 1996 10-K)

      ---------------
      +     Confidential treatment previously granted.
      ++    Confidential treatment has been requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.
      *     This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        Phoenix International Ltd., Inc.

      May 20, 1997              By: /s/ Bahram Yusefzadeh
----------------------------    ------------------------------------------------
Date                                        Bahram Yusefzadeh
                                            Chairman and Chief Executive Officer

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

10.1 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of March 18, 1995 (incorporated by reference to Exhibit
          10.12 of the Company's Registration Statement on Form S-1
          (Registration No. 33- 03355), as declared effective by the Securities and Exchange Commission on July 1, 1996 (the "Registration
          Statement").*

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

10.6      Phoenix International Ltd., Inc. 1996 Director Stock Option Plan
          (incorporated by reference to Exhibit 10.46 of the Registration
          Statement).*

10.7      Form of Stock Option Agreement under the Phoenix International Ltd.,
          Inc. 1996 Director Stock Option Plan (incorporated by reference to
          Exhibit 4.7 of the Company's Registration Statement on Form S-8, as declared effective by the Securities and Exchange Commission on December 31, 1996).*

10.8 Form of the Company's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the Registration Statement).

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

EXHIBIT
NUMBER                        DESCRIPTION                                                PAGE
------                        -----------                                                ----
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

10.19 Form of Employee Confidentiality Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K, dated
          March 25, 1997, file No. 0-20937 (the "1996 10-K")).

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

10.27     Form of Software License Agreement (incorporated by reference to
          Exhibit 10.30 of the Registration Statement).+

EXHIBIT
NUMBER                        DESCRIPTION                                                PAGE
------                        -----------                                                ----
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

10.37     Lease Termination Agreement, dated February 12, 1997, between the
          Company and ABR Spectrum, Ltd. (incorporated by reference to Exhibit
          10.37 of the 1996 10-K).

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

10.42     Cooperative Marketing Agreement, dated September 5, 1996, between the
          Company and The Netcomm Group, Inc.++

10.43     Cooperative Marketing Agreement, dated October 2, 1996, between the
          Company and ISC Financial Systems, Inc.++

EXHIBIT
NUMBER                        DESCRIPTION                                                PAGE
------                        -----------                                                ----
10.44     Stock Purchase Agreement, dated March 5, 1997, between the Company and
          Dyad Corporation.++

10.45     License and Distribution Agreement, dated March 5, 1997, between the
          Company and Dyad Corporation.++

10.46     License and Marketing Agreement, dated November 26, 1997, between the
          Company and Integrated Financial Services, Inc.++

10.47     Form of Software License Agreement used in connection with the CSA
          Agreement (incorporated by reference to Exhibit 10.47 of the 1996
          10-K).

11.1 Statement re: Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 of the 1996 10-K).

13.1 Registrant's 1996 Annual Report to Shareholders (incorporated by reference to Exhibit 13.1 of the 1996 10-K).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the 1996 10-K).

23.1      Consent of Ernst & Young LLP (incorporated by reference to Exhibit
          23.1 of the 1996 10-K).

24.1 Power of Attorney (incorporated by reference to Exhibit 24.1 of the 1996 10-K).

27.1 Financial Data Schedule (for Commission purposes only) (incorporated by reference to Exhibit 27.1 of the 1996 10-K).



---------------
+         Confidential treatment previously granted.
++ Confidential treatment has been requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.
* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).