Form 10-Q
period 1997-06-30
PHOENIX INTERNATIONAL LTD INC
filed 1997-08-14
CIK 1013687

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                 Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________, 19_____.

                       Commission file number :  0-20937

                        ------------------------------


                       PHOENIX INTERNATIONAL LTD., INC.
            (Exact name of registrant as specified in its charter)

           Florida                                               59-3171810
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at August 14, 1997

     Common Stock, $0.01 par value                  5,206,552
                                                 (No. of Shares)

================================================================================

                       PHOENIX INTERNATIONAL LTD., INC.

                              INDEX TO FORM 10-Q

                                                                          PAGE
                                                                        --------
PART I   FINANCIAL INFORMATION

 Item 1. Financial Statements                                                 3

         Condensed Consolidated Balance Sheets as of June 30,
         1997 and December 31, 1996                                           3

         Condensed Consolidated Statements of Operations for
         the three months and six months ended June 30, 1997
         and 1996                                                             4

         Condensed Consolidated Statements of Cash Flows for
         the six months ended June 30, 1997 and 1996                          5

         Notes to Condensed Consolidated Financial Statements                 6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

PART II  OTHER INFORMATION

 Item 1. Legal Proceedings                                                   15

 Item 2. Changes in Securities                                               15

 Item 3. Defaults upon Senior Securities                                     15

 Item 4. Submission of Matters to a Vote of Security Holders                 15

 Item 5. Other Information                                                   16

 Item 6. Exhibits and Reports on Form 8-K                                    16

SIGNATURES

EXHIBIT INDEX

                        PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       PHOENIX INTERNATIONAL LTD., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,              December 31,
                                                                                              1997                    1996
                                                                                       -------------------     ------------------
                                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                                 $ 3,079,503            $ 3,770,889
     Investments                                                                                       --              2,730,825
     Accounts receivable, net of allowance for doubtful accounts of $65,000 and
            $15,000 at June 30, 1997 and December 31, 1996, respectively                        2,538,382                935,736
     Unbilled accounts receivable                                                               3,269,552              1,188,282
     Prepaid expenses and other current assets                                                    587,477                548,379
                                                                                              -----------            -----------
            Total current assets                                                                9,474,914              9,174,111
Property and equipment:
     Computer equipment and purchased software                                                  1,783,837              1,088,509
     Furniture, office equipment and leasehold improvements                                     1,019,039                252,047
                                                                                              -----------            -----------
                                                                                                2,802,876              1,340,556
     Accumulated depreciation and amortization                                                   (610,042)              (447,128)
                                                                                              -----------            -----------
            Total property and equipment                                                        2,192,834                893,428
Capitalized software costs, net of accumulated
   amortization of $714,093 and $446,572 at June 30, 1997 and
     December 31, 1996, respectively                                                            2,814,925              1,985,628
Other assets                                                                                      546,400                 30,000
                                                                                              -----------            -----------
            Total assets                                                                      $15,029,073            $12,083,167
                                                                                              ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                                             396,079            $   384,693
     Accrued expenses                                                                           1,055,890                922,040
     Note payable                                                                                  50,000                     --
     Capital lease, current portion                                                               124,359                     --
     Deferred revenue                                                                           1,172,202              1,002,417
                                                                                              -----------            -----------
            Total current liabilities                                                           2,798,530              2,309,150
Deferred revenue under economic development grant                                                 190,000                190,000
Capital lease, long term portion                                                                  563,088                     --
                                                                                              -----------            -----------
            Total long term liabilities                                                           753,088                190,000
Shareholders' equity:
Common stock, $0.01 par value
  50,000,000 and 20,000,000  shares authorized, 3,952,152 and 3,838,910 issued and
    outstanding at June 30, 1997 and December 31, 1996, respectively                               39,521                 38,389
  Additional paid-in capital                                                                   10,902,821             10,727,255
  Stock subscription receivables                                                                  (76,534)              (110,683)
  Retained earnings (accumulated deficit)                                                         611,647             (1,070,944)
                                                                                              -----------            -----------
            Total shareholders' equity                                                         11,477,455              9,584,017
                                                                                              -----------            -----------
            Total liabilities and shareholders' equity                                         15,029,073            $12,083,167
                                                                                              ===========            ===========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       PHOENIX INTERNATIONAL LTD., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                  -------------------------------------  ------------------------------------
                                                         1997               1996               1997               1996
                                                  ------------------  -----------------  -----------------  -----------------
Revenues
     License fees and other                              $3,421,037         $1,277,805         $5,689,443         $2,405,412
     Implementation, customer and software
          support and other service fees                  1,285,071            823,902          2,730,389          1,477,625
                                                         ----------         ----------         ----------         ----------
          Total revenues                                  4,706,108          2,101,707          8,419,832          3,883,037

Expenses:
     Cost of license fees and other                         455,600            150,241            675,337            281,270
     Cost of implementation customer and
      software support and other service fees             1,003,156            497,333          1,834,789            954,529

     Sales and marketing                                    696,667            213,823          1,257,664            482,641
     General and administrative                             891,294            479,134          1,327,901            837,394
     Product development                                    802,438            363,878          1,355,578            662,945
                                                         ----------         ----------         ----------         ----------
          Total expenses                                  3,849,155          1,704,409          6,451,269          3,218,779

Other income (expense):
     Interest income                                         53,689             28,245            128,477             56,892
     Interest expense                                       (16,048)           (14,975)           (21,437)           (16,056)
                                                         ----------         ----------         ----------         ----------
Income before income taxes                                  894,594            410,568          2,075,603            705,094
Income tax expense                                          130,920             59,118            298,633            212,118
                                                         ----------         ----------         ----------         ----------
Net income                                               $  763,674         $  351,450         $1,776,970         $  492,976
                                                         ==========         ==========         ==========         ==========
Net income per share                                     $     0.17         $     0.10         $    0 .41         $     0.14
                                                         ==========         ==========         ==========         ==========
Weighted average shares outstanding                       4,378,715          3,385,939          4,332,678          3,346,991
                                                         ==========         ==========         ==========         ==========

The accompanying notes are an integral part of these condensed consolidated statements of operations.

                       PHOENIX INTERNATIONAL LTD., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Six Months Ended
                                                                                        June 30,
                                                                          ----------------------------------
                                                                               1997                1996
                                                                          --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 1,776,970           $ 492,976
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                           523,538             227,700
        Provision for doubtful accounts                                          50,000                  --
        Deferred taxes                                                               --             152,999
        Changes in operating assets and liabilities:
            Accounts receivable                                              (1,652,646)           (257,188)
            Unbilled accounts receivable                                     (2,081,270)            (39,885)
            Interest receivable, related party                                       --             (52,070)
            Prepaid expenses and other current assets                           (39,098)           (205,091)
            Accounts payable                                                     11,386             188,378
            Accrued expenses                                                    130,508             126,715
            Deferred revenue                                                    169,785            (727,771)
                                                                            -----------           ---------
                     Net cash used in operating activities                   (1,110,827)            (93,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                            (919,951)            (79,939)
Sale of short term investments                                                2,730,825                  --
Changes in other assets                                                        (466,400)                 --
Capitalized software costs                                                   (1,096,818)           (562,861)
                                                                            -----------           ---------
          Net cash provided by (used in) investing activities                   247,656            (642,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments                                                          (39,062)                 --
Proceeds from short term debt                                                        --             247,031
Net proceeds from issuance of common stock                                      176,698             202,890
Cash payments for stock subscription receivable                                  34,149                  --
                                                                            -----------           ---------
          Net cash provided by financing activities                             171,785             449,921

Decrease in cash and cash equivalents                                          (691,386)           (286,116)
Cash and cash equivalents at beginning of the period                          3,770,889             425,931
                                                                            -----------           ---------
Cash and cash equivalents at end of the period                              $ 3,079,503           $ 139,815
                                                                            ===========           =========

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

3.   CERTAIN TRANSACTIONS

     In March 1997, the Company entered into a Stock Purchase Agreement with Dyad whereby the Company purchased a minimal equity interest in Dyad Corporation ("Dyad"). Dyad is developing automated loan and mortgage and financial services delivery products. Pursuant to the Company's agreement with Dyad, the Company has an option for one year to increase its equity interest in Dyad to no more than 10% of the outstanding shares of Dyad. In addition, the Company and Dyad entered into a License and Distribution Agreement (the "License Agreement") whereby the Company obtained certain rights to market, sell and license Dyad's products. The Company has paid Dyad license fees which are classified as prepaid royalties against future sales of Dyad products. A shareholder and director of the Company is a shareholder and director of Dyad. The Company's Chief Executive Officer is also a director of Dyad.

4.   CAPITALIZED SOFTWARE COSTS

     The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs include costs incurred internally after technological feasibility has been established to develop and enhance computer software products and include certain purchased software costs. Capitalized software costs include purchased software costs of $311,000 and $0 at June 30, 1997 and December 31, 1996, respectively.

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

Pro forma basic and diluted earnings per share for the three months and six months ended June 30, 1996 and 1997 calculated under the provisions of SFAS No. 128 are as follows:

                                                 Three Months Ended                      Six Months Ended
                                                      June 30,                               June 30,
                                              ------------------------              ------------------------
                                               1997               1996               1997               1996
                                              -----              -----              -----              -----
     Basic earnings per share                 $0.19              $0.12              $0.46              $0.17
     Diluted earnings per share               $0.17              $0.10              $0.41              $0.14



6.  PRIORITY SOLUTIONS ACQUISITION

     In May 1997, the Company completed the merger of Hampton Resources Limited, a New Zealand Corporation and its subsidiaries, Priority Solutions Ltd. and Priority Solutions International, Ltd. (collectively "Priority Solutions") in exchange for 77,400 shares of Phoenix common stock into Phoenix's wholly-owned subsidiary, Phoenix International A.P. Limited, a New Zealand corporation ("Phoenix A.P. Limited"). Phoenix A.P. Limited is a Wellington, New Zealand-based provider of international banking software products which has developed and markets TradeWind(TM), a trade finance system, and TradeCentre, a global payments system, and supports customers using TradeMark, a traditional treasury banking system.

     Management believes the Phoenix A.P. Limited acquisition advances the Company's growth strategies, including maintaining its technological leadership position, expanding its international distribution, broadening its primary markets and pursuing complementary acquisitions. In addition, Phoenix A.P. Limited's senior management, who are experienced in wholesale banking software solutions for treasury, trade finance and international payments processing, provide the Company with additional management expertise.

     The Phoenix A.P. Limited acquisition has been accounted for as a pooling of interests. The Company believes that the historical results of operations and other financial information of Priority Solutions are not material in relation to the Company's results of operations and other financial information. The Company has not, therefore, restated its historical financial statements but has included the results of Phoenix A.P. Limited's ongoing operations in the Company's financial statements, effective April 1, 1997.

7.   AUTHORIZED STOCK

     On May 16, 1997, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation increasing the number of shares of common stock authorized for issuance to 50,000,000 and an amendment to the Company's 1995 Stock Option Plan increasing the number of shares reserved for issuance from 250,000 to 500,000.

8.  SUBSEQUENT EVENTS - STOCK OFFERING

     On August 13, 1997, the Company's public offering of 1,254,000 shares of common stock was declared effective by the Securities and Exchange Commission. The Company currently anticipates that this offering will be completed on or about August 18, 1997. The net proceeds to the Company from this offering are expected to be approximately $26.8 million. The number of shares outstanding at August 14, 1997 presented on the cover page of this report has been adjusted to include the 1,254,000 shares of common stock to be issued upon completion of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion contains forward-looking statements that involve risks and uncertainties. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used here that do not relate to historical facts are intended to identify forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, among others, (i) heightened competition, including the intensification of price competition, the entry of new competitors, and new services by new and existing competitors; (ii) failure to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems; (iii) failure to obtain new customers or retain existing customers; (iv) inability to carry out marketing and sales plans; (v) loss of key executives; (vi) general economic and business conditions which are less favorable than expected; and (vii) unanticipated changes in industry trends. These and other such factors are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (the "Registration Statement") on Form S-1 (Registration Number 333-31415), as amended, filed with the Securities and Exchange Commission on July 16, 1997.

OVERVIEW

     Phoenix designs, develops, markets and supports highly adaptable, enterprise-wide client/server application software for the financial services industry, with a primary focus on middle market financial institutions. Phoenix was founded in January 1993 and made its initial nondevelopment stage product shipments in June 1995.

     The Company derives its revenues from two primary sources: (i) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and (ii) fees for a full range of services complementing its products, including implementation, programming services, conversion training and installation services, interface services for tying the Phoenix System to third-party applications, customer and software support services, disaster recovery services and Internet/Intranet consulting services. Fees for the Company's software products are charged separately from fees for the Company's services and are recognized upon delivery, when no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Revenues for implementation, conversion, installation, training, interface and consulting services are recognized when the services are performed. Service revenues for ongoing customer and software support and product updates and disaster recovery services provide recurring revenues as they are recognized ratably over each year of the license agreement, the term of which is typically five years.

     Costs incurred internally to develop a computer software product are charged to product development expense when incurred until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and recorded at the lower of unamortized cost or net realizable value. Capitalization ceases upon general release of the software to customers. After general release, capitalized costs are amortized using the straight-line method over the estimated useful life of the related product (currently five years).

     The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future. Factors that may cause the Company's future operating results to vary include, without limitation: the size and timing of significant orders; the mix of direct and indirect sales; the mix and timing of foreign and domestic sales; the timing of new product announcements and changes in pricing policies by the Company and its competitors; the timing of the development, implementation and release of the Company's products and enhancements; changes in the Company's strategy and operating expenses and general economic factors. Product revenues are also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle generally covers an extended period but varies substantially from customer to customer. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected. Phoenix believes that quarter to quarter comparisons of its results of operations should not be relied upon as indications of future performance.

PRIORITY SOLUTIONS ACQUISITION

     In May 1997, the Company completed the merger of Hampton Resources Limited, a New Zealand Corporation and its subsidiaries, Priority Solutions Ltd. and Priority Solutions International, Ltd. (collectively "Priority Solutions") in exchange for 77,400 shares of Phoenix common stock into Phoenix's wholly-owned subsidiary, Phoenix International A.P. Limited, a New Zealand corporation ("Phoenix A.P. Limited"). Phoenix A.P. Limited is a Wellington, New Zealand-based provider of international banking software products which has developed and markets TradeWind(TM), a trade finance system, and TradeCentre, a global payments system, and supports customers using TradeMark, a traditional treasury banking system.

     Management believes the Phoenix A.P. Limited acquisition advances the Company's growth strategies, including maintaining its technological leadership position, expanding its international distribution, broadening its primary markets and pursuing complementary acquisitions. In addition, Phoenix A.P. Limited's senior management, who are experienced in wholesale banking software solutions for treasury, trade finance and international payments processing, provide the Company with additional management expertise.

     The Phoenix A.P. Limited acquisition has been accounted for as a pooling of interests. The Company believes that the historical results of operations and other financial information of Priority Solutions are not material in relation to the Company's results of operations and other financial information. The Company has not, therefore, restated its historical financial statements but has included the results of Phoenix A.P. Limited's ongoing operations in the Company's financial statements, effective April 1, 1997.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain line items in the Company's statement of operations for the periods indicated.


                                                            Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                    -------------------------------------  ------------------------------------
                                                          1997                1996               1997               1996
                                                    -----------------  ------------------  -----------------  -----------------
Revenues
     License fees and other                               72.7%              60.8%               67.6%              61.9%
     Implementation, customer and software
        support and other service fees                    27.3%              39.2%               32.4%              38.1%
                                                         -----              -----               -----              -----
               Total revenues                            100.0%             100.0%              100.0%             100.0%

Expenses
     Cost of license fees and other                        9.7%               7.1%                8.0%               7.2%
     Cost of implementation, customer and
      software support and other service
      fees                                                21.3%              23.7%               21.8%              24.6%
     Sales and marketing                                  14.8%              10.2%               14.9%              12.4%
     General and administrative                           18.9%              22.8%               15.8%              21.6%
     Product development                                  17.1%              17.3%               16.1%              17.1%
                                                         -----              -----               -----              -----
               Total expenses                             81.8%              81.1%               76.6%              82.9%

Other income (expense)
     Interest income                                       1.1%               1.3%                1.5%               1.5%
     Interest expense                                     (0.3)%             (0.7)%              (0.3)%             (0.4)%

Income before taxes                                       19.0%              19.5%               24.6%              18.2%
Income tax expense                                         2.8%               2.8%                3.5%               5.5%
                                                         -----              -----               -----              -----
Net income                                                16.2%              16.7%               21.1%              12.7%
                                                         =====              =====               =====              =====


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Revenues. Total revenues increased 124% to $4.7 million in the quarter ended June 30, 1997 from $2.1 million for the quarter ended June 30, 1996. International sales accounted for approximately 63% and 41% of total revenues in the quarters ended June 30, 1997 and June 30, 1996, respectively. License fees and other revenues increased 168% to $3.4 million from $1.3 million due to an increased number of customers. Implementation, customer and software support and other service fees increased 56% to $1.3 million in the quarter ended June 30, 1997 from $824,000 in the quarter ended June 30, 1996, primarily due to increased programming, support and consulting revenues.

     Expenses. The Company's operating expenses increased 126% to $3.8 million in the quarter ended June 30, 1997 from $1.7 million in the quarter ended
June 30, 1996. Excluding nonrecurring acquisition expenses of $274,000 related to the Phoenix A.P. Limited acquisition, operating expenses in the quarter ended June 30, 1997 would have been $3.6 million.

     Cost of license fees and other increased 203% to $456,000 from $150,000 in the quarters ended June 30, 1997 and 1996, respectively, primarily as a result of increased amortization of capitalized software development costs and third party software royalties.

     Cost of implementation, customer and software support and other service fees increased 102% to $1.0 million in the quarter ended June 30, 1997 from $497,000 in the quarter ended June 30, 1996, largely as a result of additional personnel costs related to increased Phoenix System implementation activity. Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support.

     Sales and marketing expenses increased 226% to $697,000 in the quarter ended June 30, 1997 from $214,000 in the quarter ended June 30, 1996 primarily as a result of additional expenses incurred in connection with increased staffing and personnel related costs and from the opening of a new sales office in London, England in December 1996.

     General and administrative expenses increased 86% to $891,000 in the quarter ended June 30, 1997 from $479,000 in the quarter ended June 30, 1996. The increase was primarily the result of nonrecurring acquisition expenses of $274,000 related to the acquisition of Phoenix A.P. Limited.

     Product development expenses increased 121% to $802,000 in the quarter ended June 30, 1997 from $364,000 in the quarter ended June 30, 1996. Product development expenses increased as a result of increased salaries and contract labor costs.

     Other Income (Expense). Interest income was $54,000 and $28,000 in the quarters ended June 30, 1997 and 1996, respectively. Interest income increased primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds from the initial public offering of the Company's common stock in July 1996. Interest expense was $16,000 from a capital lease and $15,000 from primarily a bank line of credit loan in the quarters ended June 30, 1997 and 1996, respectively.

     Income Tax Expense. Income tax expense was $131,000 and $59,000 in the quarters ended June 30, 1997 and 1996, respectively. These income tax expenses represent withholding taxes which relate to the license of the Company's products to foreign customers and which are contractually payable by those customers, and includes alternative minimum tax in the quarter ended June 30, 1997.

     Net Income. Net income increased 117% to $764,000 in the quarter ended June 30, 1997 from $351,000 primarily in the quarter ended June 30, 1996, primarily as a result of increased revenues. Excluding nonrecurring acquisition expenses of $274,000 related to the acquisition of Phoenix A.P. Limited, net income for the quarter ended June 30, 1997 would have been $1.0 million.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Revenues. Total revenues increased 117% to $8.4 million in the six months ended June 30, 1997 from $3.9 million for the six months ended June 30, 1996. International sales accounted for approximately 62% and 45% of total revenues in the six months ended June 30, 1997 and June 30, 1996, respectively. License fees and other revenues increased 137% to $5.7 million from $2.4 million due to an increased product line. Implementation, customer and software support and other service fees increased 85% to $2.7 million in the six months ended
June 30, 1997 from $1.5 million in the six months ended June 30, 1996 due to increased support and development professional service revenues.

     Expenses. The Company's operating expenses increased 100% to $6.5 million in the six months ended June 30, 1997 from $3.2 million in the six months ended June 30, 1996, excluding non recurring acquisition expenses of $274,000 related to the Phoenix A.P. Limited acquisition, operating expenses in the six months ended June 30, 1996 would have been $6.2 million.

     Cost of license fees and other increased 140% to $675,000 from $281,000 in the six months ended June 30, 1997 and 1996, respectively as a result of increased amortization of capitalized software development costs and third party software royalties.

     Cost of implementation, customer and software support and other service fees increased 92% to $1.8 million in the six months ended June 30, 1997 from $955,000 in the six months ended June 30, 1996 as a result of additional personnel costs related to increased Phoenix System implementation activity. Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support.

     Sales and marketing expenses increased 161% to $1.3 million in the six months ended June 30, 1997 from $483,000 in the quarter ended June 30, 1996, primarily as a result of additional expenses incurred in connection with increased staffing and personnel related costs and from the opening of a new sales office in London, England in December 1996.

     General and administrative expenses increased 59% to $1.3 million in the six months ended June 30, 1997 from $837,000 in the six months ended June 30, 1996. The increase was primarily the result of acquisition expenses of $274,000 related to the acquisition of Phoenix A.P. Limited.

     Product development expenses increased 105% to $1.4 million in the six months ended June 30, 1997 from $663,000 in the six months ended June 30, 1996. Product development expenses increased as a result of increased salaries and contract labor costs.

     Other Income (Expense). Interest income was $128,000 and $57,000 in the six months ended June 30, 1997 and 1996, respectively. Interest income increased primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds from the initial public offering of the Company's
common stock in July 1996.   Interest expense was $21,000 from a capital lease
and $16,000 primarily from a bank line of credit loan in the six months ended June 30, 1997 and 1996, respectively.

     Income Tax Expense. Income tax expense was $299,000 and $212,000 in the six months ended June 30, 1997 and 1996, respectively. These income tax expenses represent withholding taxes which relate to the license of the Company's products to foreign customers and which are contractually payable by those customers, and includes alternative minimum tax in the six months ended June 30, 1997.

     Net Income. Net income increased 260% to $1.8 million in the six months ended June 30, 1997 from $492,000 in the six months ended June 30, 1996, primarily as a result of increased revenue. Excluding nonrecurrent acquisition expenses of $274,000 related to the acquisition of Phoenix A.P. Limited, net income for the six months ended June 30, 1997 would have been $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its cash needs through existing cash and investment balances, interest on investments and, to a lesser extent, through cash flow from operations, without relying on lines of credit or other borrowings. At June 30, 1997, cash and cash equivalents were $3.0 million. For the six months ended June 30, 1997, cash used by operations was $1.1 million. An increase in accounts receivable of $1.7 million, and an increase in unbilled accounts receivable of $2.1 million were significant uses of cash in operating activities. Investing activities provided cash of $248,000, including $2.7 million from the sale of short term investments. Purchases of property and equipment used

$920,000 of cash. Increases in other assets which include minority investments in other companies and non-current prepaid royalties (see Note 3 of Notes to the financial statements) used $466,000 of cash. Increases in capitalized software costs, including $311,000 of purchased software, used $1.1 million of cash. Financing activities provided $172,000 of cash, including $177,000 primarily from the issuance of common stock pursuant to the exercise of stock options. In addition, the Company entered into a capital lease obligation of $727,000 for furniture when it moved into its new corporate offices in March 1997.

     Working capital was $6.7 million as of June 30, 1997 and excluding deferred revenue, which represents advance payments for license fees and services, adjusted working capital was $7.8 million at June 30, 1997.

     The Company believes its cash balances, investments and cash flow from operations, together with the net proceeds of the Offering of its common stock which (while there can be no assurance) is currently expected to be consummated on August 19, 1997, will be sufficient to meet its working capital, capital expenditure and capitalized software development requirements through 1998. Cash flows from operating activities are dependent on continued advance payments from customers, and there is no assurance that the Company will continue to receive these payments from customers or that it will continue to receive these payments in advance on the same terms as it has in the past. The Company anticipates that its operating and investing activities may use cash in the future, particularly from growth in operations and development activities. Consequently, any such future growth, including acquisitions, may require the Company to obtain additional equity or debt financing.

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

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders of the Company was held on May 16, 1997 for the following purposes:

     1.  to elect three Class I directors to serve for three-year terms

     2. to consider and act upon the proposal to amend the Company's 1995 Stock Option Plan, effective as of October 21, 1995, to increase the shares reserved for issuance thereunder from 250,000 to 500,000

     3. to consider and take action on the proposal to amend the Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock authorized for issuance from 20,000,000 to 50,000,000

     Only shareholders of record at the close of business on March 24, 1997 were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Florida Business Corporation Act, and there was no solicitation in opposition to management's solicitations.

     Proxies and ballots were received from the holders of 3,192,655 shares of the Company's common stock, representing 82.6% of the outstanding shares of common stock. The results were as follows:

1. The three individuals nominated to serve as Class I directors were elected with the number of votes for and withheld as indicated below:

        Nominee                      For     Withheld
        --------------            ---------  --------
        Ruann F. Ernst            3,191,905     750
        William C. Hess           3,191,905     750
        O. Jay Tomson             3,191,905     750

  Also, the shareholders approved the following matters with the number of votes for, against and withheld as indicated below:

                                                          For           Against         Withheld
                                                     --------------  --------------  --------------
2. The proposal to amend the Company's 1995 Stock
   Option Plan                                          2,684,665         206,829         7,850

3. Proposal to amend the Company's Amended and
   Restated Articles of Incorporation                   3,007,976         173,929         8,350

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

No.     Description
----    -----------
2.1 Agreement of Merger and Amalgamation Proposal by and among the Company, Hampton Resources Limited, PSL Acquisition Limited, Brian Lee Thomas and Elizabeth Carolyn Swanston, dated May 15, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 1997, File No. 0-20937).
3.1 Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment to Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Florida on May 28, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 333-31415) filed with the SEC on July 16, 1997 (the "Registration Statement").
3.2 Amended and Restated Bylaws, effective July 8, 1996, (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937).
4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement).
10.1 Second Amendment to Software License Agreement between the Company and Unisys, dated June 30, 1997 (incorporated by reference to Exhibit 10.27 of the Registration Statement).
10.2 Cooperative Marketing Agreement, dated June 28, 1997, between the Company and Siemens Nixdorf Informationssysteme AG (incorporated by reference to Exhibit 10.49 of the Registration Statement).
10.3 Cooperative Marketing Agreement, dated March 31, 1997, between the Company and ERAS JV (incorporated by reference to Exhibit 10.50 of the Registration Statement).
10.4 Cooperative Marketing Agreement, dated April 16, 1997, between the Company and Advanced Financial Systems, Inc. (incorporated by reference to Exhibit 10.51 of the Registration Statement).
11.1    Statement re:  Computation of Earnings Per Share.
27.1    Financial Data Schedule.

        b)  Reports on Form 8-K
            A Form 8-K was filed with the Securities and Exchange Commission on May 29, 1997 with respect to the Phoenix A.P. Limited acquisition.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PHOENIX INTERNATIONAL LTD., INC.



                            /s/ Bahram Yusefzadeh
----------------------      ---------------------
Date (August 14, 1997)      Bahram Yusefzadeh
                            Chairman of the Board and Chief Executive Officer
                            (principal executive officer)


                            /s/ Clay E. Scarborough
----------------------      -----------------------
Date (August 14, 1997)      Clay E. Scarborough
                            Senior Vice President and Chief Financial Officer
                            (principal financial and accounting officer)

                                 EXHIBIT INDEX

Exhibits
   No.    Description                                                      Page
   ---    -----------                                                      ----
   2.1 Agreement of Merger and Amalgamation Proposal by and among the Company, Hampton Resources Limited, PSL Acquisition Limited, Brian Lee Thomas and Elizabeth Carolyn Swanston, dated May 15, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 1997, File No. 0-20937).
   3.1 Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment to Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Florida on May 28, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1
          (No. 333-31415) filed with the SEC on July 16, 1997
          (the "Registration Statement")).
   3.2 Amended and Restated Bylaws, effective July 8, 1996, (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937).
   4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
          (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement).
   10.1 Second Amendment to Software License Agreement between the Company and Unisys, dated June 30, 1997 (incorporated by reference to Exhibit 10.27 of the Registration Statement).
   10.2 Cooperative Marketing Agreement, dated June 28, 1997, between the Company and Siemens Nixdorf Informationssysteme AG (incorporated by reference to Exhibit 10.49 of the Registration Statement).
   10.3 Cooperative Marketing Agreement, dated March 31, 1997, between the Company and ERAS JV (incorporated by reference to Exhibit 10.50 of the Registration Statement).
   10.4 Cooperative Marketing Agreement, dated April 16, 1997, between the Company and Advanced Financial Systems, Inc. (incorporated by reference to Exhibit 10.51 of the Registration Statement).
   11.1   Statement re:  Computation of Earnings Per Share.
   27.1   Financial Data Schedule.