Form 10-Q
period 1997-09-30
PHOENIX INTERNATIONAL LTD INC
filed 1997-11-07
CIK 1013687

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________, 19__.


                        Commission file number : 0-20937


                               -----------------


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.    Yes X  No
                                                ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 31, 1997

Common Stock, $0.01 par value                                5,435,418
                                                          (No. of Shares)


================================================================================

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q

                                                                                        PAGE
                                                                                        ----
PART I            FINANCIAL INFORMATION

  Item 1.         Financial Statements                                                    3

                  Condensed Consolidated Balance Sheets as of September 30, 1997
                  and December 31, 1996                                                   3

                  Condensed Consolidated Statements of Operations for the three
                  months and nine months ended September 30, 1997 and 1996                4

                  Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1997 and 1996                                5

                  Notes to Condensed Consolidated Financial Statements                    6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               9

PART II           OTHER INFORMATION

  Item 1.         Legal Proceedings                                                      15

  Item 2.         Changes in Securities                                                  15

  Item 3.         Defaults upon Senior Securities                                        15

  Item 4.         Submission of Matters to a Vote of Security Holders                    15

  Item 5.         Other Information                                                      15

  Item 6.         Exhibits and Reports on Form 8-K                                       15

SIGNATURES

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PHOENIX INTERNATIONAL LTD., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,   December 31,
                                                                                        1997            1996
                                                                                    -------------   ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $ 33,005,140    $  3,770,889
  Investments                                                                                 --       2,730,825
  Accounts receivable, net of allowance for doubtful accounts of $105,000 and
         $15,000 at September 30, 1997 and December 31, 1996, respectively             2,912,982         935,736
  Unbilled accounts receivable                                                         3,299,946       1,188,282
  Prepaid expenses and other current assets                                              648,739         548,379
                                                                                    ------------    ------------
         Total current assets                                                         39,866,807       9,174,111
Property and equipment:
  Computer equipment and purchased software                                            2,009,567       1,088,509
  Furniture, office equipment and leasehold improvements                               1,031,198         252,047
                                                                                    ------------    ------------
                                                                                       3,040,765       1,340,556
  Accumulated depreciation and amortization                                             (779,404)       (447,128)
                                                                                    ------------    ------------
         Total property and equipment                                                  2,261,361         893,428
Capitalized software costs, net of accumulated
  amortization of $879,683 and $446,572 at September 30, 1997 and
   December 31, 1996, respectively                                                     3,124,397       1,985,628
Other assets                                                                           1,296,400          30,000
                                                                                    ------------    ------------
         Total assets                                                               $ 46,548,965    $ 12,083,167
                                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                                                 $    451,747    $    384,693
   Accrued expenses                                                                    1,198,032         922,040
   Capital lease, current portion                                                        127,147              --
   Deferred revenue                                                                    1,031,360       1,002,417
                                                                                    ------------    ------------
         Total current liabilities                                                     2,808,286       2,309,150
Deferred revenue under economic development grant                                         95,000         190,000
Capital lease, long term portion                                                         535,230              --
                                                                                    ------------    ------------
         Total long term liabilities                                                     630,230         190,000
Shareholders' equity:
Common stock, $0.01 par value
 50,000,000 and 20,000,000  shares authorized, 5,429,190 and 3,838,910 issued and
  outstanding at September 30, 1997 and December 31, 1996, respectively                   54,292          38,389
 Additional paid-in capital                                                           42,448,807      10,727,255
 Stock subscription receivables                                                          (14,268)       (110,683)
 Retained earnings (accumulated deficit)                                                 621,618      (1,070,944)
                                                                                    ------------    ------------
         Total shareholders' equity                                                   43,110,449       9,584,017
                                                                                    ============    ============
         Total liabilities and shareholders' equity                                 $ 46,548,965    $ 12,083,167
                                                                                    ============    ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      1997            1996            1997            1996
                                                      ----            ----            ----            ----
Revenues
   License fees and other                         $  2,235,353    $  1,779,341    $  7,924,796    $  4,184,753
   Implementation, customer and software
         support and other service fees              1,119,357       1,105,839       3,849,746       2,583,464
                                                  ------------    ------------    ------------    ------------
         Total revenues                              3,354,710       2,885,180      11,774,542       6,768,217

Expenses:
   Cost of license fees and other                      454,545         194,592       1,129,882         475,862
   Cost of implementation, customer
    and software support and other service fees        993,981         597,456       2,828,770       1,551,985
   Sales and marketing                                 763,552         385,094       2,021,216         867,735
   General and administrative                          649,378         449,602       1,977,279       1,286,996
   Product development                                 805,578         511,909       2,161,156       1,174,854
                                                  ------------    ------------    ------------    ------------
         Total expenses                              3,667,034       2,138,653      10,118,303       5,357,432

Other income (expense):
   Interest income                                     233,068          87,005         361,545         143,897
   Interest expense                                    (15,308)         (3,175)        (36,745)        (19,231)
   Other income                                        109,671          (2,242)        109,671          (2,242)
                                                  ------------    ------------    ------------    ------------
Income before income taxes                              15,107         828,115       2,090,710       1,533,209
Income tax expense                                       5,136         269,548         303,769         481,666
                                                  ------------    ------------    ------------    ------------
Net income                                        $      9,971    $    558,567    $  1,786,941    $  1,051,543
                                                  ============    ============    ============    ============
Net income per share                              $       0.00    $       0.14    $       0.39    $       0.29
                                                  ============    ============    ============    ============
Weighted average shares outstanding                  5,098,173       4,116,868       4,587,845       3,603,617
                                                  ============    ============    ============    ============



The accompanying notes are an integral part of these condensed consolidated statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months Ended
                                                               September 30,
                                                        ----------------------------
                                                            1997            1996
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  1,786,941    $  1,051,543
    Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                        765,387         373,271
        Satisfaction of payable to vendor                         --        (100,000)
        Provision for doubtful accounts                       90,000              --
        Deferred taxes                                            --         348,324
        Changes in operating assets and liabilities:
            Accounts receivable                           (2,067,246)       (343,383)
            Unbilled accounts receivable                  (2,111,664)       (134,152)
            Interest receivable, related party                    --         105,001
            Prepaid expenses and other current assets       (100,360)       (152,008)
            Accounts payable                                  67,054         (20,258)
            Accrued expenses                                 275,992         357,890
            Deferred revenue                                 (66,057)     (2,155,311)
                                                        ------------    ------------
              Net cash used in operating activities       (1,359,953)       (669,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                       (1,063,085)       (420,398)
Sale of short term investments                             2,730,825      (2,694,575)
Purchases of other assets                                 (1,266,400)             --
Capitalized software costs                                (1,571,880)       (851,803)
                                                        ------------    ------------
            Net cash used in investing activities         (1,170,540)     (3,966,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments                                       (69,126)             --
Proceeds from short term debt                                     --         247,031
Net proceeds from issuance of common stock                31,737,455       6,577,204
Payment on short-term debt                                        --        (322,234)
Cash payments for stock subscription receivable               96,415       1,320,995
                                                        ------------    ------------
            Net cash provided by financing activities     31,764,744       7,822,996

Net increase in cash and cash equivalents                 29,234,251       3,187,137
Cash and cash equivalents at beginning of the period       3,770,889         425,931
                                                        ------------    ------------
Cash and cash equivalents at end of the period          $ 33,005,140    $  3,613,068
                                                        ============    ============

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                        PHOENIX INTERNATIONAL LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and "Selected Consolidated Financial and Operating Data" included in the Company's registration statement on Form S-1 (File No. 333-31415).

2.       NET INCOME PER SHARE

         Net income per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding, using the treasury stock method, during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the initial public offering price and stock options issued with exercise prices below the initial public offering price during the twelve-month period preceding the initial filing and through the effective date of the July 1, 1996 Registration Statement have been included in the calculation of weighted average shares outstanding, using the treasury stock method, as if they were outstanding for all periods presented through June 30, 1996. Also see footnote 5 "New Accounting Pronouncements" below.

3.       CERTAIN TRANSACTIONS

         In March 1997, the Company entered into a Stock Purchase Agreement with Dyad Corporation ("Dyad") whereby the Company purchased a minimal equity interest in Dyad. Dyad is developing automated loan and mortgage and financial services delivery products. Pursuant to the Company's agreement with Dyad, the Company, in September 1997, exercised an option to increase its equity interest in Dyad, to no more than 10% of the outstanding shares of Dyad. In addition, the Company and Dyad entered into a License and Distribution Agreement whereby the Company obtained certain rights to market, sell and license Dyad's products. The Company has paid Dyad license fees which are classified as prepaid royalties against future sales of Dyad products. A shareholder and director of the Company is a shareholder and director of Dyad. The Company's Chief Executive Officer is also a director of Dyad.

4.       CAPITALIZED SOFTWARE COSTS

         The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs include costs incurred internally after technological feasibility has been established to develop and enhance computer software products and include certain purchased software costs. Capitalized software costs include purchased software costs of $311,000 and $0 at September 30, 1997 and December 31, 1996, respectively.

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

Pro forma basic and diluted earnings per share for the three months and nine months ended September 30, 1996 and 1997 calculated under the provisions of SFAS No. 128 are as follows:


                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                            ------------------------             ----------------------
                                             1997               1996              1997             1996
                                             ----               ----              ----             ----
         Basic earnings per share           $0.00              $0.15             $0.43            $0.32
         Diluted earnings per share         $0.00              $0.14             $0.39            $0.29

6.       PRIORITY SOLUTIONS ACQUISITION

         In May 1997, the Company completed the merger of Hampton Resources Limited, a New Zealand corporation and its subsidiaries, Priority Solutions Ltd. and Priority Solutions International, Ltd. (collectively "Priority Solutions") in exchange for 76,760 shares of Phoenix common stock into Phoenix's wholly-owned subsidiary, Phoenix International A.P. Limited, a New Zealand corporation ("Phoenix A.P. Limited"). Phoenix A.P. Limited is a Wellington, New Zealand-based provider of international banking software products which has developed and markets TradeWind(TM), a trade finance system, and TradeCentre, a global payments system, and supports customers using TradeMark, a traditional treasury banking system.

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

8.       STOCK OFFERING

         In August 1997, the Company completed a public offering of its common stock. The Company issued 1,474,000 shares, including the underwriter's over-allotment option, at a price of $23.50 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses, were approximately $31.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion contains forward-looking statements that involve risks and uncertainties. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used herein that do not relate to historical facts are intended to identify forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, among others, (i) heightened competition, including the intensification of price competition, the entry of new competitors, and new services by new and existing competitors; (ii) failure to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems; (iii) failure to obtain new customers or retain existing customers; (iv) inability to carry out marketing and sales plans; (v) loss of key executives; (vi) general economic and business conditions which are less favorable than expected; and (vii) unanticipated changes in industry trends. These and other such factors are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (the "Registration Statement") on Form S-1 (Registration Number 333-31415), as amended, declared effective by the Securities and Exchange Commission on August 13, 1997.

OVERVIEW

         Phoenix designs, develops, markets and supports highly adaptable, enterprise-wide client/server application software for the financial services industry, with a primary focus in the United States on middle market financial institutions and internationally on those retail-oriented institutions located within Africa, Asia-Pacific, Europe, Latin America/Caribbean and the Middle East that have up to 300 branches and/or one million accounts ("Tier 2 Banks"). Phoenix was founded in January 1993 and made its initial nondevelopment stage product shipments in June 1995.

         The Company derives its revenues from two primary sources: (i) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and (ii) fees for a full range of services complementing its products, including implementation, programming, conversion, training and installation services, interface services for tying the Phoenix System to third-party applications, customer and software support services, disaster recovery services and Internet/Intranet consulting services. Fees for the Company's software products are charged separately from fees for the Company's services and are recognized upon delivery, when no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Revenues for implementation, conversion, installation, training, interface and consulting services are recognized when the services are performed. Service revenues for ongoing customer and software support, product updates and disaster recovery services provide recurring revenues as they are recognized ratably over each year of the license agreement, the term of which is typically five years.

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


                                                       Three Months Ended                         Nine Months Ended
                                                           September 30,                            September 30,
                                                    -------------------------                 -------------------------
                                                     1997                1996                  1997                1996
                                                    -----               -----                 -----               -----
Revenues
   License fees and other                            66.6 %              61.7 %                67.3 %              61.8 %
   Implementation, customer and software
      support and other service fees                 33.4 %              38.3 %                32.7 %              38.2 %
                                                    -----               -----                 -----               -----
         Total revenues                             100.0 %             100.0 %               100.0 %             100.0 %

Expenses
   Cost of license fees and other                    13.5 %               6.7 %                 9.6 %               7.0 %
   Cost of implementation, customer and
    software support and other service fees          29.6 %              20.7 %                24.0 %              23.0 %
   Sales and marketing                               22.8 %              13.4 %                17.2 %              12.8 %
   General and administrative                        19.4 %              15.6 %                16.7 %              19.0 %
   Product development                               24.0 %              17.7 %                18.4 %              17.4 %
                                                    -----               -----                 -----               -----
         Total expenses                             109.3 %              74.1 %                85.9 %              79.2 %

Other income (expense)
   Interest income                                    6.9 %               3.0 %                 3.1 %               2.1 %
   Interest expense                                  (0.4)%              (0.1)%                (0.3)%              (0.3)%
   Other income                                       3.3 %              (0.1)%                 0.9 %                --

Income before taxes                                   0.5 %              28.7 %                17.8 %              22.6 %
Income tax expense                                    0.2 %               9.3 %                 2.6 %               7.1 %
                                                    -----               -----                 -----               -----
Net income                                            0.3 %              19.4 %                15.2 %              15.5 %
                                                    =====               =====                 =====               =====


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Revenues. Total revenues increased 16.3% to $3.4 million in the quarter ended September 30, 1997 from $2.9 million for the quarter ended September 30, 1996. International sales accounted for approximately 48% and 54% of total revenues in the quarters ended September 30, 1997 and September 30, 1996, respectively. License fees and other revenues increased 25.6% to $2.2 million from $1.8 million principally due to an increased product line. Implementation, customer and software support and other service fees increased 1.2% to $1.1 million in the quarter ended September 30, 1997 from $1.1 million in the quarter ended September 30, 1996. In the quarter ended September 30, 1997, implementation and other service fees decreased but were offset by increased support fees when compared to the same period in 1996.

         Expenses. The Company's operating expenses increased 71.5% to $3.7 million in the quarter ended September 30, 1997 from $2.1 million in the quarter ended September 30, 1996.

         Cost of license fees and other increased 133.6% to $455,000 in the quarter ended September 30, 1997 from $195,000 in the quarter ended September 30, 1996, primarily as a result of increased amortization of capitalized software development costs and third party software royalties.

         Cost of implementation, customer and software support and other service fees increased 66.4% to $994,000 in the quarter ended September 30, 1997 from $597,000 in the quarter ended September 30, 1996, largely as a result of additional personnel costs related to increased Phoenix System implementation activity, and training of third party agents and resellers. Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support.

         Sales and marketing expenses increased 98.3% to $764,000 in the quarter ended September 30, 1997 from $385,000 in the quarter ended September 30, 1996 primarily as a result of additional expenses incurred in connection with increased staffing, travel and personnel related costs and from the opening of a new sales office in London, England in December 1996.

         General and administrative expenses increased 44.4% to $649,000 in the quarter ended September 30, 1997 from $450,000 in the quarter ended September 30, 1996 primarily as a result of the addition of personnel and related costs, increases in the bad debt reserve and other overhead costs.

         Product development expenses increased 57.4% to $806,000 in the quarter ended September 30, 1997 from $512,000 in the quarter ended September 30, 1996. Product development expenses increased as a result of increased salaries and contract labor costs.

         Other Income (Expense). Interest income was $233,000 and $87,000 in the quarters ended September 30, 1997 and 1996, respectively. Interest income increased primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds that resulted from the public offering of the Company's common stock in August 1997. Other income was $110,000 in the quarter ended September 30, 1997, primarily as a result of fulfilling obligations under an economic development relocation grant and realized foreign exchange gains from the operations of Phoenix A.P. Limited

         Income Tax Expense. Income tax expense was $5,000 and $270,000 in the quarters ended September 30, 1997 and 1996, respectively. The income tax expense for the quarter ended September 30, 1996 represents a withholding tax which relates to the license of the Company's products to foreign customers and which are contractually payable by those customers.

         Net Income. Net income decreased 98.2% to $10,000 in the quarter ended September 30, 1997 from $559,000 in the quarter ended September 30, 1996, primarily as a result of operating expenses increasing more rapidly than revenues.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Revenues. Total revenues increased 74.0% to $11.8 million in the nine months ended September 30, 1997 from $6.8 million for the nine months ended September 30, 1996. International sales accounted for approximately 58% and 49% of total revenues in the nine months ended September 30, 1997 and September 30, 1996, respectively. License fees and other revenues increased 89.4% to $7.9 million from $4.2 million due to an increased number of customers and an increased product line. Implementation, customer and software support and other service fees increased 49.0% to $3.8 million in the nine months ended September 30, 1997 from $2.6 million in the nine months ended September 30, 1996 due to increased support fees, programming support and consulting revenues.

         Expenses. The Company's operating expenses increased 88.9% to $10.1 million in the nine months ended September 30, 1997 from $5.4 million in the nine months ended September 30, 1996, and excluding non recurring acquisition expenses of $274,000 related to the Phoenix A.P. Limited acquisition, operating expenses in the nine months ended September 30, 1996 would have been $9.8 million.

         Cost of license fees and other increased 137.4% to $1.1 million in the nine months ended September 30, 1997 from $476,000 in the nine months ended September 30, 1996, as a result of increased amortization of capitalized software development costs and third party software royalties.

         Cost of implementation, customer and software support and other service fees increased 82.3% to $2.8 million in the nine months ended September 30, 1997 from $1.6 million in the nine months ended September 30, 1996 as a result of additional personnel costs related to increased Phoenix System implementation activity and training of third party agents and resellers. Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support.

         Sales and marketing expenses increased 132.9% to $2.0 million in the nine months ended September 30, 1997 from $868,000 in the quarter ended September 30, 1996, primarily as a result of additional expenses incurred in connection with increased staffing, travel, commissions and personnel related costs and from the opening of a new sales office in London, England in December 1996.

         General and administrative expenses increased 53.6% to $2.0 million in the nine months ended September 30, 1997 from $1.3 million in the nine months ended September 30, 1996. The increase was primarily the result of acquisition expenses of $274,000 related to the acquisition of Phoenix A.P. Limited, increases in the bad debt reserve, personnel related costs and other overhead costs.

         Product development expenses increased 84% to $2.2 million in the nine months ended September 30, 1997 from $1.2 million in the nine months ended September 30, 1996. Product development expenses increased as a result of increased salaries and contract labor costs.

         Other Income (Expense). Interest income was $362,000 and $144,000 in the nine months ended September 30, 1997 and 1996, respectively. Interest income increased primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds that resulted from the public offering of the Company's common stock in August 1997. Interest expense was $37,000 from a capital lease and $19,000 primarily from a bank line of credit loan in the nine months ended September 30, 1997 and 1996, respectively. Other income was $110,000 in the nine months ended September 30, 1997, primarily as a result of fulfilling obligations under an economic development grant and realized foreign exchange gains from the operations of Phoenix A.P. Limited.

         Income Tax Expense. Income tax expense was $304,000 and $482,000 in the nine months ended September 30, 1997 and 1996, respectively. These income tax expenses primarily represent withholding taxes which relate to the license of the Company's products to foreign customers and which are contractually payable by those customers.

         Net Income. Net income increased 69.9% to $1.8 million in the nine months ended September 30, 1997 from $1.1 million in the nine months ended September 30, 1996, primarily as a result of increased revenue. Excluding nonrecurring acquisition expenses of $274,000 related to the acquisition of Phoenix A.P. Limited, net income for the nine months ended September 30, 1997 would have been $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its cash needs through existing cash and investment balances, interest on investments and, to a lesser extent, through cash flow from operations, without relying on lines of credit or other borrowings. At September 30, 1997, cash and cash equivalents were $33.0 million. For the nine months ended September 30, 1997, cash used by operations was $1.4 million. An increase in accounts receivable of $2.1 million, and an increase in unbilled accounts receivable of $2.1 million were significant uses of cash in operating activities as customers have sought extended payment terms. Investing activities used cash of $1.2 million, including $1.6 million from capitalized software costs. Purchases of property and equipment used $1.1 million of cash. Increases in other assets which include minority investments in other companies and non-current prepaid royalties (see Note 3 of Notes to the financial statements) used $1.3 million of cash, and increases in the sale of short term investments provided $2.7 million of cash. Financing activities provided $31.8 million of cash primarily from the issuance of 1,474,000 shares pursuant to the Company's offering of its common stock in August 1997. In addition, the Company entered into a capital lease obligation of $727,000 for furniture when it moved into its new corporate offices in March 1997. Working capital was $37.1 million as of September 30, 1997.

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

  4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

 11.1    Statement re: Computation of Earnings Per Share.

 27.1    Financial Data Schedule (for SEC purposes only).

         b) Reports on Form 8-K

            None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PHOENIX INTERNATIONAL LTD., INC.



Date (November 7, 1997)        /s/ Bahram Yusefzadeh
------------------------       -------------------------------------------------
                               Bahram Yusefzadeh
                               Chairman of the Board and Chief Executive Officer
                               (principal executive officer)


Date (November 7, 1997)        /s/ Clay E. Scarborough
------------------------       -------------------------------------------------
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

    4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

   11.1           Statement re: Computation of Earnings Per Share.

   27.1           Financial Data Schedule (for SEC purposes only).