Form 10-K405
period 1997-12-31
PHOENIX INTERNATIONAL LTD INC
filed 1998-03-17
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Fiscal Year ended December 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 0-20937

                        PHOENIX INTERNATIONAL LTD., INC.
                   (Exact name of registrant in its charter)

                               Florida                                             59-3171810
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

            500 International Parkway, Heathrow, Florida                              32746
              (Address of principal executive offices)                             (Zip Code)

        (Registrant's telephone number, including area code):                    (407) 548-5100

     Securities registered pursuant to Section 12(b) of the Act:

                                None                                                  None
                        (Title of each class)                      (Name of each exchange on which registered)

     Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 Par Value Per Share
                                (Title of class)

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 13, 1998, as reported on the Nasdaq Stock Market's National Market, was approximately $111,852,000. As of March 13, 1998, the Registrant had outstanding 5,557,879 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders of the Registrant are incorporated by reference in Part II of this Form 10-K, and portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be held on May 8, 1998 are incorporated by reference in Part III of this Form 10-K.

                               INDEX OF FORM 10-K



                                                                                                               Page
                                                                                                               ----
PART I

Item 1.           Business.....................................................................................   3

Item 2.           Properties...................................................................................  21

Item 3.           Legal Proceedings............................................................................  21

Item 4.           Submission of Matters to a Vote of Security Holders..........................................  21

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters........................  22

Item 6.           Selected Financial Data......................................................................  22

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations........  22

Item 8.           Financial Statements and Supplementary Data..................................................  22

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........  22

PART III

Item 10.          Directors and Executive Officers of the Registrant...........................................  22

Item 11.          Executive Compensation.......................................................................  25

Item 12.          Security Ownership of Certain Beneficial Owners and Management...............................  25

Item 13.          Certain Relationships and Related Transactions...............................................  26

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  26

                                     PART I

ITEM 1.        BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's development and implementation of the Phoenix System and its other products); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-31415), as declared effective by the Securities and Exchange Commission on August 13, 1997.

GENERAL

         The Company is a leading provider of highly adaptable, enterprise-wide client/server application software to the financial services industry. The Company's primary market focus in the United States is on middle market financial institutions and internationally is on those retail-oriented institutions located within Africa, Asia-Pacific, Europe, Central and South America and the Middle East that have up to 300 branches and/or one million accounts ("Tier 2 Banks"). Phoenix has combined (i) its management's extensive experience with banking and banking software systems, (ii) input from a consortium of financial institutions ("the U.S. Bank Partners") concerning bank operational and flexibility needs, and (iii) recent advances in client/server technology to design and develop an innovative new banking software system, the Phoenix System. To address the increasingly sophisticated needs of its customers, the Company intends to continue to introduce enhancements to existing products, such as the widespread release of Version 2.0 of the Phoenix System scheduled for the second quarter of 1998, and develop new products in order to provide improved performance, additional flexibility and increased functionality.

         The Phoenix System, through its client/server technology, addresses many of the deficiencies of the mainframe and mid-range legacy computer systems on which most banks currently operate by allowing financial institutions to integrate data into a comprehensive management information network. Like legacy systems, the Phoenix System supports core areas of bank data processing, including system administration, account processing of loans and deposits, nightly processing, general ledger, budgeting, teller functions and holding company accounting. Unlike legacy systems, the Phoenix System is a fully integrated system that provides significant advantages in three critical areas:
(i) customer relationship management; (ii) management decision support; and
(iii) financial product development. In addition, the Phoenix System is flexible and scalable, it stores dates and performs calculations using codes written in four-digit years, hence, it is year 2000 compliant, and it allows financial institutions to take advantage of emerging technologies easily and less costly through its open architecture technology and advanced software systems (i.e. Internet banking and Intranets). The Company also offers trade finance and global payments software products as part of its international banking software applications.

         As of December 31, 1997, the Phoenix System supported the core processing needs of 39 institutions worldwide.

         The Company's Chairman of the Board and Chief Executive Officer, Bahram Yusefzadeh, has over 28 years of experience in the banking software industry. In addition, the Company's senior management team has over 120 years of experience in the retail banking and software industries and 45 years of trade finance and wholesale banking experience. In the 1970s, Mr. Yusefzadeh co-founded Nu-Comp Systems, Inc. and led the development of one of the first integrated legacy core banking systems, the Liberty Banking System, which at one time was used by over 260 banks. Mr. Yusefzadeh founded Phoenix for the purpose of developing and marketing a new generation of integrated banking software applications using client/server technology that would replace less flexible and technologically dated legacy systems. The Phoenix System's development was the result of a joint effort among the Company's management, Hewlett-Packard Company ("Hewlett-Packard") and the U.S. Bank Partners. In addition, the U.S. Bank Partners provided a substantial portion of the Company's initial capital and continues to contribute to the Company's strategic planning and product development.

INDUSTRY BACKGROUND

         Since the 1970s, financial institutions have used legacy computer systems which were originally developed for large mainframe and mid-range computer environments. These legacy computer systems, which the Company believes currently account for roughly 85-90% of the installed base of core applications software systems used by the financial services industry, were designed to process transactions rather than to support management decision-making and did not interface with other applications across the enterprise. Today, the competitive landscape has changed dramatically and banks now compete directly with diversified non-bank financial service providers. In order to stay competitive, these institutions now face an increased need for detailed, easily accessible information about their institutions and customers in order to develop and market profitable products and services more effectively and to expand customer relationships.

         In response to this changing environment, the industry has developed software that allows data to be extracted from legacy systems and transported to personal computer application systems. However, such modified legacy systems generally are written for mainframes and mid-range computers, are difficult and expensive to maintain and support, require substantial training costs and are limited in their ability to interact with other information systems. In addition, many of these modified legacy systems do not yet resolve the year 2000 data rollover problem because these systems generally store dates and process data using codes which are written only in two-digit years. Information systems that do not adequately address year 2000 data rollover may produce inaccurate information and may even become inoperable at the turn of the century. Although some modified legacy systems offer graphical user interfaces for ease of use and have introduced database technologies to provide increased data storage and more flexible access to data, these systems generally are limited because they are based on decades-old architecture which does not permit full integration of data. Without full integration of data, the information provided by these modified legacy systems generally is neither complete nor readily accessible, and, thus, Phoenix believes that financial institutions using legacy systems are at a competitive disadvantage.

         In the 1990s, the emergence of client/server computing is making possible the development of powerful applications which are capable of addressing enterprise-wide business problems in a flexible and cost-effective manner. The client/server model consists of personal computer workstation "clients" connected on enterprise-wide networks to "servers" that provide data storage and update capabilities. The client/server architecture allocates processing tasks between the client and the server to allow the client to handle the user interface and local data manipulation and to allow the server to perform computing intensive functions. Because of this allocation, a client/server system is scalable such that responsiveness and capacity can be increased by upgrading the server or replacing it with a more powerful model. Furthermore, the client/server architecture design minimizes network traffic. Client/server systems also offer the level of data integrity and security that financial institutions require because access to information can be controlled by server-based relational database management systems. In addition, the development of the Microsoft Windows NT operating system in the mid-90s has increased the cost-competitiveness of client/server systems.

         Phoenix believes that very few financial institutions have fully realized the benefits offered by client/server technology due to the small number of vendors currently offering true client/server applications to such institutions. However, management believes that due to the recent and rapid developments in banking software technology, an increasing number of U.S. and international financial institutions are recognizing the aged and outdated functionality of their current software and hardware systems and are evaluating the data processing alternatives available to improve performance and increase flexibility and functionality. In addition, the Company believes that an increasing number of financial institutions are considering replacements for their existing modified legacy systems because many of these systems do not yet readily accommodate year 2000 data rollover.

THE PHOENIX SOLUTION

         The Phoenix System allows financial institutions to integrate data into a comprehensive management information network that is readily accessible throughout the entire institution, flexible with shared information and easily interfaced. The Company believes that the Phoenix System is easy to use and simple to learn, which enables a financial institution to provide higher quality customer service with reduced operating and training costs. Unlike legacy systems, the Phoenix System is a fully integrated system that provides significant advantages in three critical areas: (i) customer relationship management; (ii) management decision support; and (iii) financial product development. The Phoenix System's open architecture also allows financial institutions to take advantage of emerging technologies.

         Customer Relationship Management. The Phoenix System places a structural emphasis on managing customer relationships, which allows an institution to pursue a more personalized and profitable approach to its products and services. The Relationship Information Management ("RIM") module integrates a customer's account data, transaction activity, financial data from third party financial applications, marketing information, relationships with other customers and other accounts, financial statements and other types of information required to view a customer's total relationship record. The RIM module benefits an institution by providing its management with critical assistance in managing, tracking and analyzing the financial condition, profitability, creditworthiness and overall relationships with customers and related groups of customers.

         Management Decision Support. The Phoenix System is focused on providing an institution's executives with the following real-time capabilities: (i) a fully integrated general ledger; (ii) a broad suite of standard reports augmented by an ad hoc reporting capability; (iii) an integrated set of budgeting templates; and (iv) customer and account profitability analysis. Through its Executive Information System ("EIS"), the Phoenix System allows senior executives to track performance and business trends and to model the effect of business strategies and changes in market conditions on their financial institution. In addition, the EIS provides an institution with statistical measures of product penetration, profitability and performance.

         Financial Product Development. The Phoenix System provides the capability to quickly develop, deliver and process financial products and services that can be as simple or as sophisticated as an institution's customers and competition demand. New financial products can be developed rapidly and do not typically require programming or the support of technical personnel. In addition, the Phoenix System allows institutions to analyze the profitability of individual loans and customer relationships, as well as broad categories of customers, and to perform "what if" calculations to model the financial impact of new products and services based upon information maintained on the Phoenix System.

         Emerging Technologies. The Phoenix System operates on an integrated "open systems" environment that uses a graphical user interface, modern relational database technology and nonproprietary hardware and software components. The core applications of the Phoenix System include: (i) deposit and loan processing which can be tailored to an institution's products and services; (ii) a self-balancing multi-currency general ledger system that supports both batch and on-line memo post transaction processing functions;
(iii) full on-line transaction processing capabilities which permit users to post on-line transactions to any account in the Phoenix System; (iv) a comprehensive set of controls for maintaining account and transaction safeguards, enhancing system security and tracking employee actions for audit purposes; and (v) integrated connections to an interactive on-line help system. Furthermore, the Phoenix System resolves the year 2000 data rollover problem that many legacy systems face because it stores all dates with four-digit years, performs all calculations to four digits and incorporates both front-end and back-end system code which has four-digit year support for dates.

         To address the increasingly sophisticated needs of its customers, the Company intends to continue to enhance its current products and services and to develop and introduce additional products and services that keep pace with technological developments and emerging industry standards. For example, the Company has developed an enhancement to the Phoenix System that will allow the Company's client institutions to provide customized on-line home and commercial banking services through the Internet, and offers complementary enterprise-wide integrated Intranet and custom database driven Internet web site services. The Company also plans to deliver additional features, products and services such as cash management and automated loan kiosk systems to enable its customers to take advantage of alternate channels of electronic commerce. Consistent with the Company's original plan, Phoenix designed its software to incorporate numerous international features, such as multi-currency capabilities and a language-independent engine. Phoenix has acquired additional international capabilities, such as a trade finance system and global payments system, and intends to continue to incorporate additional international functionality and to integrate new technologies. See "-- Product Development and New Products."

 STRATEGY

         The Company's primary objective is to advance its position as a leading supplier of enterprise-wide client/server application software for the financial services industry worldwide by pursuing the following strategies:

         Maintain Technology Leadership and Enhance Product Functionality. The Company believes that the Phoenix System is the most advanced client/server computing solution for financial institutions. Phoenix intends to maintain its leadership position by continuing to integrate new technologies, add new applications, enhance existing applications and expand functionality. From its initial public offering in July 1996 through December 31, 1997, the Company developed two major releases of the Phoenix

System, including Version 2.0, which include numerous system enhancements; introduced and installed the NT Version; implemented an enterprise-wide integrated Intranet system; and installed custom database-driven Internet web sites in client institutions. The Company intends to continue to commit substantial resources to maintain and extend its technological leadership.

         Expand Domestic Distribution. The Company plans to continue to expand its domestic distribution by increasing its direct sales and implementation forces in key geographic locations and by seeking additional strategic sales and marketing relationships. From its initial public offering in July 1996 through December 31, 1997, the Company increased its direct sales and implementation forces from 30 to 60 persons and entered into agreements with five strategic marketing organizations to broaden its domestic distribution efforts. The Company intends to continue focusing its direct sales efforts in the U.S. on middle market financial institutions with asset sizes ranging from $100 million to $2 billion, which the Company believes are technologically sophisticated, seek software applications that support their strategic objectives and have the resources to finance and use advanced technological solutions effectively. The Company plans to establish additional arrangements whereby other organizations will market the Phoenix System primarily to smaller financial institutions within specified territories. In addition, many financial institutions that have elected not to maintain in-house core processing systems use service bureau organizations to handle their core processing and other functions and, thus, the Company intends to form strategic relationships with several small to medium size service bureaus that are looking to replace their current legacy systems with open system alternatives.

         Expand International Distribution. The Company plans to continue to expand its global distribution and market penetration by increasing its international direct sales and implementation forces, by enlarging its international offices, by opening additional sales and marketing offices in strategically located cities worldwide, by leveraging its strategic alliances with its VARs and agents and by seeking additional strategic sales, marketing and distribution relationships. From its initial public offering in July 1996 through December 31, 1997, the Company more than doubled its direct international sales and implementation forces from 6 to 17 persons and opened a sales and marketing office in London, England to focus on direct sales of the Company's products in the United Kingdom and Europe. In addition, Phoenix has maintained or entered into agreements with Unisys Corporation ("Unisys"), Computer Systems Associates (Nigeria) Limited ("CSA"), International Turnkey Systems ("ITS") and Siemens Nixdorf Informationssysteme AG ("SNI") to increase global distribution efforts to cover countries in Africa, Asia-Pacific, Europe, Latin America/Caribbean and the Middle East and has established local representation arrangements in Russia, Turkey, Greece and Ireland. Phoenix intends to continue focusing its direct sales efforts on Tier 2 Banks which the Company believes are seeking technology as a means to offer a broader array of financial products and services to meet the sophisticated demands of the international market. Consistent with the Company's original plan, Phoenix designed its software to incorporate numerous international features, such as multi-currency capabilities and a language-independent engine. Phoenix has acquired additional international capabilities, such as a trade finance system, and has acquired rights to license from AFA Systems International the "Musketeer" treasury and risk management client/server system to Phoenix customers. The combination of Phoenix's retail, trade finance and treasury offerings allows Phoenix to market an integrated "universal" banking system. Phoenix intends to continue to incorporate additional international functionality and to integrate new technologies.

         Leverage Existing Customer Base. The Company intends to continue to leverage its implemented customer base by (i) maximizing recurring revenues from its customers, (ii) offering complementary products and services to existing customers and licensing additional subsidiaries of existing bank holding companies, (iii) obtaining favorable references from existing customers in the course of developing new customer relationships, and (iv) consulting with existing customers in the development of new products and product enhancements. Phoenix generates recurring revenues by signing its customers generally to five-year license agreements and by charging annual service fees for the term of the license. As the asset size of an institution increases or as branches are added, or as added-revenue producing products and services are delivered by the Company, customers pay additional incremental license fees and increased annual service fees over the life of the license agreement. The Company's disaster recovery, networking support, bank-wide integrated Intranet, custom database-driven Internet web site services and its licensed ATM and telephone banking systems are added-revenue producing services and products that generate additional license fees and recurring revenues. The Company plans to continue to develop and provide new added-revenue products and services, as well as enhancements to existing products and services. The Company also intends to continue involving its customers in its marketing and product development efforts, obtaining references from existing customers to new bank customers and receiving valuable guidance and support in the development of new technologies.

         Broaden Primary Markets. The Phoenix System runs on a UNIX operating system platform and in a Microsoft Windows NT environment. The Company believes that the NT Version, which was completed in the first quarter of 1997, will be attractive to a wide group of institutions because of the lower overall costs related to operating in a Microsoft Windows NT environment. The Company believes that as Microsoft expands its marketing of the Windows NT product and enhances the capabilities of this product, more financial institutions, regardless of asset size, will choose to use the Windows NT operating system rather than the UNIX operating platform. The Company intends to take advantage of improvements made to both UNIX and NT operating systems to expand the processing and functionality capabilities of the Phoenix System to address the needs of financial institutions with larger asset sizes or more complex branch networks than the Company's current primary markets. In addition, the Company intends to capitalize on its strategic relationships with VARs and agents to more rapidly expand the processing capabilities and functionality of the Phoenix System to address the specific needs of financial institutions with larger asset sizes or more complex branch networks.

         Pursue Complementary Acquisitions. Phoenix intends to pursue strategic acquisitions of providers of complementary technologies, products and services in order to more rapidly (i) optimize the package of software applications and solutions offered by the Company, (ii) expand the Company's customer base by converting the customers of the acquired companies to the Phoenix System, (iii) maximize existing channels of distribution and add new channels of distribution, and (iv) add experienced personnel with specialized knowledge of the domestic and international financial services industries. The Company believes such strategic acquisitions will permit Phoenix to enter new markets, increase market penetration, expand its expertise, strengthen its strategic relationships, provide outsourcing alternatives and obtain and develop additional products and applications to meet the demands of its customers both in the U.S. and internationally. Phoenix also intends to invest in companies with complementary technologies and products in order to enhance the functionality of the Phoenix System.

THE PHOENIX  SYSTEM

         The Phoenix System allows financial institutions to integrate data into a comprehensive management information network that is readily accessible throughout the entire institution, flexible with shared information and easily interfaced. The Phoenix System gives financial institution personnel immediate access to a broad range of customer information including balances, transactions, personal financial statements, contact history, photo identification, signature verification, related accounts and demographic data. The Company believes that the Phoenix System is easy to use and simple to learn, which enables a financial institution to provide higher quality customer service with reduced operating and training costs. In addition, the Company intends to continue to develop and introduce new products and enhancements to existing products, such as Version
2.0 of the Phoenix System, in order to provide improved performance, additional flexibility and increased functionality to its customers. The following are some of the important capabilities included in the Phoenix System:

         Customer Relationship Management. The Phoenix System places a structural emphasis on managing customer relationships which allows an institution to pursue a more personalized and profitable approach to its products and services. The Relationship Information Management ("RIM") module integrates a customer's account data, transactional activity, financial data from third party financial applications, marketing information, relationships with other customers and other accounts, financial statements and other types of information required to view a customer's total relationship record. The RIM module benefits an institution by providing its management with critical assistance in managing, tracking and analyzing the financial condition, profitability, creditworthiness and overall relationships with customers and related groups of customers. The customer relationship management features include:

   - Marketing and Other Personal Information. The RIM module tracks a range of personal information, such as employment history, homeownership status, other credit providers and other bank accounts.

   - On-line Financial Statements and Portfolios. The RIM module maintains information regarding a customer's assets, liabilities, income and expenses in a unified file.

   - Extensive Customer Relationship Tracking. The RIM module can track relationships between customers, groups of customers and accounts.

   - Customer-Based Statements. Combined customer statements can be customized to contain an unlimited number of accounts and each statement can be configured to show only summary information or both summary information and detailed account information.

   - Integrated Signature, Photograph and Document Imaging. The RIM module maintains on-line images of a customer's signature card and personal photograph and can store and display images including images of loan collateral and other assets, Social Security cards and drivers' licenses.

   - Flexible Inquiry Capability. The Phoenix System enables users to progress through increasingly detailed levels of display data which allows for thorough and quick research of customer inquiries, without having to enter arcane codes or search through voluminous printed reports.

   - Third Party Information. The Phoenix System is able to integrate data from third party software services, including information on brokerage, insurance and credit card accounts, with existing RIM information.

         Management Decision Support. The Phoenix System is focused on providing an institution's executives with the following real-time capabilities: (i) a fully integrated general ledger; (ii) a broad suite of standard reports augmented by an ad hoc reporting capability; (iii) an integrated set of budgeting templates; and (iv) customer and account profitability analysis. Through the Phoenix EIS, the Phoenix System allows senior executives to track performance and model the effect of business strategies and changes in market conditions on their financial institution. Unlike the reporting facilities of legacy systems, the Phoenix EIS draws upon real-time data to present financial institutions with graphical displays that highlight important business trends and facilitate rapid interpretation and analysis. Recent enhancements to the Phoenix System have made the EIS more user-friendly and efficient, making it a more attractive feature for an institution's management. The EIS takes into account both the relationship of a particular indicator to other related categories of information, as well as the trends for that indicator over time. In addition, the EIS provides an institution with statistical measures of product penetration, profitability and performance.

         Financial Product Development. The Phoenix System provides the capability to quickly develop, deliver and process financial products and services that can be as simple or as sophisticated as an institution's customers and competition demand. Because all financial product development is parameter-driven, institutions can design products and services by simply selecting product features from a variety of options. New financial products can be developed rapidly and do not require programming or the support of technical personnel. In addition, the Phoenix System allows institutions to analyze the profitability of individual loans and customer relationships, as well as broad categories of customers, and to perform "what if" calculations to model the financial impact of new products and services based upon information maintained on the Phoenix System.

         Emerging Technologies. The Phoenix System operates in an integrated "open systems" environment that uses a graphical user interface, modern relational database technology and nonproprietary hardware and software components. The Phoenix System divides core processing functions among seven discrete, but fully integrated, software modules: (i) system administration;
(ii) account processing; (iii) nightly processing; (iv) teller system; (v) holding company financial statements; (vi) EIS; and (vii) budgeting. The core applications of the Phoenix System include: (a) deposit and loan processing which can be customized to implement an analysis-based approach tailored to an institution's products and services; (b) a self-balancing multi-currency general ledger system that supports both batch and on-line memo post transaction processing functions; (c) full on-line transaction processing capabilities which permit users to post on-line transactions to any account in the Phoenix System; (d) a comprehensive set of controls for restricting access to different levels of information, for limiting transactional amounts that employees are permitted to post to accounts and for tracking employee actions for audit purposes; and (e) integrated connections to an interactive on-line help system. Furthermore, the Phoenix System resolves the year 2000 data rollover problem because it stores all dates with four-digit years, all calculations are performed to four digits, and all system code has four-digit year support for dates.

         To address the increasingly sophisticated needs of its customers, the Company intends to continue to enhance its current products and to develop and introduce additional products that keep pace with technological developments and emerging industry standards. For example, the Company has developed an enhancement to the Phoenix System that will allow the Company's client institutions to provide customized on-line banking services through the Internet, and offers complementary enterprise-wide integrated Intranet and custom database driven Internet web site services to its customers. The Company also plans to deliver additional features, products and services such as automated loan and mortgage kiosk systems, to enable its customers to take advantage of emerging channels of distribution. See "-- Product Development and New Products."

         In addition, in order to increase the appeal of the Phoenix System in the international market, Phoenix has developed and/or is developing the following core international applications:

    - Multi-language enhancements. Phoenix has designed a unique language independent engine that will allow the Company's core product to be rapidly localized into any single-byte character set language. This engine was used to implement a Spanish version of the Phoenix System which the Company released in the third quarter of 1996.

    - Trade finance processing. Phoenix currently offers Phoenix TradeWind(TM), a stand-alone trade finance software system, which performs back-office processing for all types of trade finance functions. The Company plans to deliver an integrated version of Phoenix TradeWind(TM), called Phoenix Trade Finance, as part of the Phoenix System in 1998.

    - Global payments system. Phoenix also currently offers Trade Centre, a stand-alone global payments software system, which provides for data capture and automated processing for customer and financial institution payments to retail-oriented international financial institutions with more than 300 branches and/or one million accounts ("Tier 1 Banks"). The Company is studying the feasibility of integrating Trade Centre into the Phoenix System for use by Tier 2 Banks.

    - Multi-currency enhancements. Phoenix has designed a multi-currency enhancement to the Phoenix System which supports the world currencies formatted in accordance with the standards established by the International Standards Organization. The Company plans to release this enhancement during the second quarter of 1998 as part of the widespread release of Version 2.0 of the Phoenix System.

         Phoenix intends to develop additional international functionality as it enters new countries which require additional functionality. The Company is forming a separate international development group to focus on these requirements.

TECHNOLOGY

         Phoenix has partnered with leading hardware manufacturers, and tools and relational database vendors in the client/server community, such as Hewlett-Packard, Centura Software Corporation and Sybase, Inc. ("Sybase") to produce software based on leading-edge technological developments. Using these tools, the Company has created a product that enables the Company's customers to utilize what the Company believes is the most current technology in the financial services software industry.

         Centralized Relational Database Management System ("RDBMS"). An advantage of the Phoenix System as compared to legacy or modified legacy systems is that the Phoenix System stores and maintains data in a relational database rather than in a proprietary file format. As a result, this data can be easily accessed and integrated by many different third-party query and report writing tools which are currently available commercially. In addition, with a structured query language ("SQL") relational database, it is easy to expand and change the structures of the tables and manipulate data stored and maintained in the Phoenix System.

         The Phoenix System, TradeWind(TM), and TradeCentre use a relational database technology provided by Sybase. Sybase System 11.0 has been integrated into the NT Version and the Company currently anticipates it will move its current customers from Sybase System 10.0 to Sybase's System 11.0 on the UNIX version of the Phoenix System in the second quarter of 1998. The Phoenix System, TradeWind(TM) and TradeCentre can run on platforms from Hewlett-Packard, International Business Machines Corp. ("IBM"), NCR Corporation ("NCR"), Sun Microsystems, Inc. ("Sun"), Unisys and all others which are UNIX or Microsoft Windows NT compliant.

         In addition, in conjunction with Microsoft Corporation, the Company is developing a version of the Phoenix System to run on Microsoft's SQL Server(TM). Phoenix currently anticipates delivering the Microsoft NT SQL Server version to a customer in the second quarter of 1998.

         Replication and Distributed Data Processing. Phoenix has leveraged the open architecture of the Phoenix System to implement an advanced distributed database for support of its off-line teller system. The off-line teller system uses a local database on each branch server to maintain normal processing in the event of hardware or network failure at the central server. Off-line branches are supported using Centura's SQL Base for either Novell NetWare or Microsoft Windows NT.

         Open Protocols for Data Communication. Phoenix uses the industry standard TCP/IP protocol for communicating with the relational database server and either IPX/SPX or TCP/IP for communicating with the local area network file server. This allows the Company's customers implementing either Windows NT or Novell Netware networks to implement a broad array of local area network and wide are a network topologies and configurations. In addition, customers that have an existing network infrastructure in place that supports TCP/IP do not have to reinvest in new technology simply to run the Company's products.

         32-bit Application Support. Version 2.0 of the Phoenix System, which the Company intends to release on a widespread basis to its customers by the end of the second quarter of 1998, is a native 32-bit application which will enable the Company's customers to take further advantage of the latest client operating systems from Microsoft (Windows 95 and Windows NT Workstation). These systems offer the Company's customers substantial benefits in the areas of fault tolerance, ability to support more complex transaction processing, enhanced performance and advanced security.

TARGET MARKETS

         The United States Market. Phoenix currently divides commercial banks and savings institutions in the United States market into three groups based on asset-size: (i) institutions with assets less than $150 million (approximately 8,400 institutions); (ii) institutions with assets between $150 million and $2 billion (approximately 2,700 institutions) and (iii) institutions with assets over $2 billion (approximately 300 institutions). The Company primarily focuses its direct sales efforts in the U.S. on middle market financial institutions which the Company defines as commercial banks and savings institutions with asset sizes ranging between $100 million and $2 billion. The Company estimates that each year approximately 20% of banks evaluate data processing alternatives because their current contracts expire. Management believes that recently an increasing number of institutions have renewed their service contracts for shorter periods in order to maintain the flexibility to change software companies due to rapid developments in banking software technology. Moreover, the Company believes that an increasing number of institutions are evaluating data processing alternatives due to, among other things, the acquisition of their software providers and servicers by other software companies, the inability of many of their current systems to readily accommodate the year 2000 data rollover and the age of their current software and hardware solutions. The Phoenix System runs on a UNIX operating system platform and in a Microsoft Windows NT environment. The Company believes that the NT Version is attractive to a wide group of institutions because of the lower overall costs (including hardware) related to operating in a Microsoft Windows NT environment. Furthermore, as Microsoft expands its marketing of the Windows NT product and enhances the capabilities of this product, the Company believes that more financial institutions, regardless of asset size, will choose to use the Windows NT operating system rather than the UNIX operating platform. The Company intends to take advantage of improvements made to both UNIX and NT operating systems to expand the capabilities of the Phoenix System to address the needs of institutions with larger numbers of branches, accounts and transactions to process.

         The International Market. Phoenix currently divides international financial institutions into two groups based upon the number of branches and accounts: (i) Tier 1 Banks; and (ii) Tier 2 Banks. The Company primarily focuses its sales and marketing efforts on Tier 2 Banks located in countries within Africa, Asia-Pacific, Europe, Latin America/Caribbean and the Middle East. Phoenix believes that there are approximately 4,000 Tier 2 Banks in this international market that are prospects for the Phoenix System. The Company believes the international market offers significant opportunity because economic expansion and other market factors have increased the demand for sophisticated wholesale and retail banking services. Sophisticated international financial institutions offer a broad array of financial products and services and demand technology that is open, powerful and economical. The Company also believes that these technology-minded institutions are looking for software solutions that will last at least 10 to 15 years and, therefore, these institutions can appreciate the flexibility and functionality of client/server technology. Furthermore, management believes that a significant number of international financial institutions have accepted, to a greater degree than institutions located in the United States, that technology should be used as a competitive tool and not just as a service delivery vehicle.

SALES AND MARKETING

         The Company markets its software and services directly through its sales and marketing personnel and through VARs and agents that are involved in providing products and services to the financial services industry. As of February 28, 1998, the Company's sales and marketing department, including administrative staff, consisted of 18 individuals. In addition, the Company has established non-exclusive local representation relationships with agents located in Russia, Turkey, Greece and Ireland who introduce potential customers for the Phoenix System to the Company's sales personnel.

         The Company's direct sales and marketing personnel and consultants are experienced in the sales process for banking software products and generate leads through a marketing program which includes direct mail, networking, telemarketing, seminars and trade shows, and provide white papers and other sales support literature and ongoing customer communications. Phoenix also actively markets its products and services through its Internet web site from which prospects can read or download product information, access online product presentations, and register to receive information by mail. In addition, the Phoenix A.P. Limited acquisition was initiated by Priority Solutions personnel contacting the Company after their review of the Company's web site. The Company believes that an increasing number of future customers will initially learn about the Company and its products and services through its Internet web site.

         The Company's direct sales and marketing force is complemented, particularly in the international market, by various indirect distribution channels, including a growing network of VARs and agents. Some VARs and agents also provide implementation, training, support and other services to the end-user. In all cases, the Phoenix System software remains the sole property of the Company, and if the Company terminates its relationship with any VAR or agent, customers sold by that VAR or agent will continue to pay support fees to the Company. The Company intends to expand its network for indirect distribution primarily on anon-exclusive basis and anticipates that the percentage of its total revenues derived from indirect sales will increase in the future.

         In the United States market, Phoenix has established marketing agency agreements with The NetComm Group, Inc. ("NetComm"), ISC Financial Systems, Inc. ("ISC"), Advanced Financial

Systems, Inc. ("AFS") and ERAS JV ("ERAS") whereby NetComm, ISC, AFS and ERAS market the Phoenix System to certain financial institutions within their respective territories. NetComm, ISC and AFS have nonexclusive rights to market the Phoenix System within their territories, which include Colorado, Idaho, Indiana, Kentucky, Michigan, Montana, North Dakota, Ohio, western Pennsylvania, South Dakota, Utah, West Virginia and Wyoming. ERAS has non-exclusive rights to market the Phoenix System within its territory, which consists of five counties in southeastern Florida. Phoenix also has signed an agreement with Servers On-line, a start-up service bureau in the northeastern U.S., whereby Servers On-line has licensed to use the Phoenix System to provide bank processing services.

         In the international market, Unisys exclusively markets the Phoenix System to financial institutions in Central and South America; CSA exclusively markets the Phoenix System to financial institutions in certain countries of Africa and non-exclusively markets the Phoenix System to institutions in the Republic of South Africa; ITS exclusively markets the Phoenix System to financial institutions in certain countries in the Middle East; and SNI non-exclusively markets, sublicenses and distributes the Phoenix System to financial institutions located in those countries in Africa, Asia-Pacific, Europe and the Middle East that are not a part of ITS' and CSA's exclusive territories. Unisys has guaranteed a minimum number of sublicenses and each of ITS and CSA has guaranteed a minimum dollar amount of sales to retain its exclusive rights in their respective territories.

PRODUCT PRICING

         The Company prices the Phoenix System and related services in two components: (i) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and (ii) fees for a full range of services complementing its products, including implementation, programming services, conversion training and installation services, interface services for tying the Phoenix System to third-party applications, customer and software support services, disaster recovery services and Internet/Intranet consulting services. When a customer enters into a license agreement with the Company, which generally is non-cancelable for an initial period of five years, the license agreement includes a service agreement for the same term. Implementation, conversion, training and installation fees and interface fees are paid at the beginning of the license agreement or when the service is performed. Customer and software support fees are earned over the life of the license agreement. In the event that a customer fails to pay its service fees, the license reverts to the Company. Unless either party cancels or fails to renew a license contract after the initial term, the license is perpetual, and the service fees are recurring revenue.

         In the United States, license fees are based on the asset size of the institution. Internationally, each institution is charged a base license fee and an incremental license fee determined by the number of branches for such financial institution. Implementation, programming services, conversion, training and interface fees vary based on the complexity of a particular project. Customer and software support fees are paid annually or quarterly and are generally calculated as a percentage of the total license fees. As the asset size of the institution increases or as branches are added, customers pay an additional incremental license fee and increased service fees over the life of the license agreement.

         The Company's VARs and agents license the Company's products at a discount for relicensing or are paid a commission by the Company. Under many of these agreements, it is anticipated that primary responsibility for implementation and training services will shift to the VARs and agents after a certain number of installations are completed successfully with Company supervision. Under these relicensing arrangements, the VARs and agents will retain a greater percentage of the implementation, conversion and training service fees as more of the responsibility for these services is transitioned to the VAR or agent. The Company believes, however, that the difference in the margins obtained from direct and indirect sales should not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Implementation and Training Services."

IMPLEMENTATION AND TRAINING SERVICES

         The Company provides comprehensive implementation services to customers converting to the Phoenix System. Phoenix assigns each customer an implementation team of experts which works with the customer through all phases of the project, including project management, data conversion, software installation and network certification, education and training and consulting. Each implementation team can work on multiple projects at the same time. As of February 28, 1998, the Company had 59 people assigned to the implementation and training department. The Company intends to hire additional people and add resources as necessary.

         Project Management and Coordination. Phoenix provides extensive project planning and coordination as part of the implementation process. Phoenix assigns a full-time project manager who guides the customer through the installation process and to coordinate all conversion and implementation activities.

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

         Education and Training. Phoenix offers a comprehensive education and training program to customers. The Company offers training classes for product set-up at the Company's headquarters in Florida. Phoenix also provides hands-on application training services at the customer site prior to installation. Additional on-site training for ancillary products is available upon request.

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

         Fees for project management and coordination, data conversion, and software installation, network certification and basic education and consulting are included in the cost of implementation. Generally, the Company charges additional fees for education and consulting requested by customers.

         The Company's arrangements with its VARs and agents provide for the transition of primary responsibility for implementation services to the VAR or agent. To date, no VAR or agent has had primary responsibility for installation, training or conversion of new customers. To ensure quality control, the Company plans to educate its VARs and agents by controlling the first installation and thereafter diminishing its direct involvement in implementation, training and conversion services. By the end of the first few installations, it is anticipated that the VAR or agent will assume direct responsibility for substantially all of these services; however, Phoenix intends to continue to provide the resources and support needed to maintain customer satisfaction and quality assurances.

CUSTOMER SERVICE AND SUPPORT

         The Company believes that maintaining a high level of support and service is imperative to customer satisfaction because of the critical nature of the Phoenix System to a bank's day-to-day operations. The Company's customer service and support personnel assist banks in the use of the Phoenix System and with the maintenance of their network and technology infrastructures. As of February 28, 1998, the Company had 25 people in its technology services group that primarily provide customer service and support. Customer service and support personnel provide service 24 hours a day, seven days a week, and have pagers, cellular phones and laptop computers which enable them to answer a customer's question from any location. The Company has an ongoing training program which is designed to enable its existing and future VARs and agents to provide the first line of customer support.

         Product Support Services. Phoenix delivers product support services through all traditional avenues, including telephone, Internet, electronic mail and facsimile. Due to the unique nature of client/server computing systems, many critical customer support activities can also be performed through high speed telecommunication lines connected directly to a customer's location. Phoenix support personnel have the ability to connect quickly to a server at a customer site and to perform work as if they were physically at the customer's site. Using this approach, Phoenix is able to offer effective and direct support to its customers without the traditional expense associated with on-site visits.

         Networking Support Services. Phoenix offers a full range of networking support services upon request. Phoenix performs on-site network certification for all customers during their initial software installation, and network engineers are available for ongoing support by telephone. Networking support and on-site consulting are available upon request for an additional fee.

         Internet/Intranet Services. Phoenix also offers Internet Consulting Service ("ICS"), which provides both Internet and Intranet services to client institutions. ICS allows client institutions to establish a presence on the World Wide Web through home pages and web sites. ICS can also provide client institutions with the services to create an internal web environment, known as an Intranet, which enables the institution to improve productivity without additional hardware and infrastructure costs.

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

         SupportNet. Phoenix also administers SupportNet, part of the Company's World Wide Web site, which provides an additional vehicle of support for client banks. SupportNet is a free service which allows users with Internet access to obtain support through features such as (i) an online discussion forum, (ii) online support documents for the Phoenix System, (iii) online software bug recording, (iv) online enhancement requests and (v) online file transfers from the Company.

PRODUCT DEVELOPMENT AND NEW PRODUCTS

         Phoenix was founded in January 1993 for the purpose of developing and marketing a new generation of integrated banking software applications that would replace less flexible and technologically dated legacy systems. From the Company's inception through December 31, 1997, product development expenditures (the total of product development expense and capitalized software development costs) represented approximately 36% of the Company's aggregate revenues. Hewlett-Packard provided developmental-stage assistance to the Company by supplying computer hardware to the Company for development and testing of the Company's products. Early in the Company's history, each of the U.S. Bank Partners participated in the Company's joint application development program under which end-users were involved in product development and testing. The joint application development program helped reduce the development cycle by increasing the efficiency with which design problems were identified and corrected. The U.S. Bank Partners continues to contribute to plans for new products and enhancements as part of the Phoenix User Group ("PUG").

         Phoenix believes that its future success will depend in large part on its ability to maintain and enhance its current product and service offerings and to develop, acquire or integrate and introduce new products and features that will keep pace with technological advances and satisfy evolving customer requirements. As of February 28, 1998, the technology services group consisted of 77 individuals in addition to 25 customer service and support personnel. Phoenix develops and adjusts product direction in response to two core trend areas: (i) developments within the financial services industry and (ii) developments within the technology arena.

         Product Development Cycle. Phoenix develops plans for new products and enhancements following extensive discussions with the PUG, which consists of all current domestic and international users of the Phoenix System and from specific requests from new customers. The PUG meets approximately twice a year with the Company to offer recommendations and to help prioritize product development and enhancement projects. In addition, Phoenix adapts and augments the Phoenix System on a country-by-country basis as it signs bank contracts in new countries. Moreover, the Company's product development personnel continually develop new product ideas and enhancements. Once a product idea has been formalized, the Company uses an internal review process to: (i) determine whether to develop the product or enhancement; (ii) set a development schedule and (iii) develop a budget for the product or enhancement.

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

         Product Plans. The Company's product development efforts are currently focused on enhancing the functionality of the Phoenix System so that it will be attractive to a broader range of customers both in the U.S. and abroad. Phoenix believes that it will be able to improve its competitive position by successfully completing, licensing, acquiring or delivering to client institutions (in Version 2.0 or otherwise) the following new products and enhancements, among others, primarily during 1998:

    - Multi-currency enhancements. Phoenix has designed multi-currency enhancement to the Phoenix System which will support the world currencies formatted in accordance with the standards established by the International Standards Organization.

    - Trade finance processing. Phoenix is developing the interfaces to the customer account and general ledger modules of the Phoenix System which are required to integrate TradeWind(TM), a trade finance software system, into the Phoenix System for eventual delivery to the international market.

    - International treasury system. Phoenix has signed an agreement with AFA Systems International to license the "Musketeeer" international treasury software and risk management client/server system, which can be interfaced with and integrated into the Phoenix System for delivery to the international market. Phoenix believes that such enhancements will broaden the array of features that can be offered to and increase the Company's success in marketing to international institutions.

    - Secondary marketing and other enhancements. Significant enhancements for the United States market are focused on the loan processing area, such as investor reporting for secondary mortgage marketing including reports required by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. Phoenix is also developing modules that permit the processing of dealer loans and accounting for non-accrual loans. Phoenix believes that such enhancements will broaden the appeal of the Phoenix System for larger institutions.

    - ATM system. Phoenix has signed a Software License and Development Agreement with MultiSoft, a company located in Ecuador, that gives Phoenix worldwide rights to license and use MultiSoft's NT-based client/server ATM system. The Company has delivered and intends to continue to enhance the Phoenix ATM system which will allow its customers to support their own ATM network and to connect to regional and national ATM networks.

    - Telephone banking system. The Company plans to continue to develop an NT-based client/server telephone banking system licensed from MultiSoft. The Phoenix automated voice response banking system allows the Company's client institutions to offer customized telephone banking services through which callers can perform fund transfers, make balance and other inquiries and initiate service requests via e-mail.

    - Cash management system. Phoenix has acquired exclusive rights to a cash management system that was originally developed by one of its international customers. Phoenix plans to deliver a highly integrated version of this cash management system in 1999 which will allow the Company's customers to provide online cash management services to their retail and commercial customers.

    - Loan pricing and credit scoring system. Phoenix has formed a relationship (including a minimal equity investment by Phoenix) with Integrated Financial Services, Inc., an Atlanta-based software and services company, whereby Phoenix acquired non-exclusive marketing rights to CreditPak. CreditPak, which the Company plans to interface with the Phoenix System, is an NT-based commercial credit analysis, loan pricing software package that enables lenders to consider the total financial relationship of the borrower and the bank.

    - Automated loans and mortgages. Phoenix has acquired an equity interest in Dyad Corporation ("Dyad"), a company located in Norcross, Georgia which is in the process of developing automated loan and mortgage products, including associated software, hardware and documentation. In addition, Phoenix has obtained the rights to market, sell and license Dyad's products, non-exclusively in the United States and exclusively abroad. These products are expected to enable financial institutions and their lenders to provide automated loan and mortgage processing from an ATM-styled kiosk based upon information supplied by the applicant and electronic verification of such information and credit investigation of the applicant's history and ratings, which are obtained automatically. See Item 13, "Certain Relationships and Related Transactions."

    - Microsoft SQL Server(TM). Phoenix is developing a version of the Phoenix System to run on the Microsoft SQL Server. Phoenix currently anticipates delivering this version to a customer in the second quarter of 1998.

    - International Capabilities. Phoenix is developing enhancements for the international market including, Turkish language support, large digit support, interbranch accounting and electronic bill payment functionality.

    - Larger Bank Processing. Phoenix is continuing to develop a variety of enhancements to benchmark and process larger banks.

         These potential new enhancements and products are subject to significant technical risks, including delays in the development, introduction, production or implementation of the new enhancements or products, failure to achieve market acceptance and undetected errors or failures.

COMPETITION

         The financial services software market is intensely competitive, rapidly evolving and subject to rapid technological change. Competitors vary in size and in the scope and breadth of the products and services offered. Phoenix encounters competition in the U.S. from a number of sources, including Fiserv, Inc., Bisys, Inc., Marshall & Ilsley Corp., East Point Technology, Inc., a division of Marshall & Ilsley Corp. ("East Point"), Electronic Data Systems Corp., Jack Henry & Associates, Inc., ALLTEL Information Services, Inc., Prologic Corporation, The Kirchman Corporation and Open Solutions, Inc. ("OSI"), all of which offer core retail software systems or outsourcing alternatives to the financial institutions industry. Of these competitors, the Company believes that only East Point and OSI offer true client/server solutions. In the international arena, the Company competes with several global players, including Fiserv, Inc., Midas-Kapiti International, Inc., ACT/Kindle Banking Systems ("ACT/Kindle"), Sanchez Computer Associates, Inc., Prologic Corporation and Financial Network Services ("FNS"). In addition, there are smaller, regional competitors in the countries which the Company targets internationally. The Company expects additional competition from other established and emerging companies as the client/server application software market continues to develop and expand.

         In general, Phoenix competes on the basis of: (i) product architecture, including distributed computing capability, access to commercial SQL databases and ease of customization and integrations with other applications; (ii) functionality, including the breadth and depth of features and functions and ease of use; (iii) service and support, including the range and quality of technical support, training, implementation and consulting services and the capability to provide these on a global basis; (iv) management expertise, including management's banking software experience and financial services industry knowledge; and (v) product pricing in relation to performance and support. Management believes that the Phoenix System is a market leader in the areas of product architecture and management expertise and that the Company competes favorably in the areas of functionality, service and support and product pricing.

         Financial institutions have two fundamental alternatives for obtaining data processing capabilities: (i) inhouse applications, either those that are developed internally or those that are purchased from third party vendors; and
(ii) outsourcing, either as a part of a total outsourcing solution or where a third party acts as a service bureau. Until the introduction of client/server technology, the only in-house processing systems offered were proprietary legacy systems running on mainframe or mid-range computer hardware. In the United States market, client/server application software has only recently been made available to financial institutions, but it is gaining market acceptance and market share. In the international market, there are a number of client/server alternatives available, as well as traditional legacy systems.

         The Company believes that none of its current competitors offers application software that provides the level of flexibility and functionality featured in the Company's customer relationship management, customer profitability analysis or executive information modules. The Company expects additional competition from other established and emerging companies as the client/server market continues to develop and expand. In addition, competition could increase as a result of software industry consolidations, including particularly the acquisition of any of the client/server based retail banking system providers by one of the larger service providers to the financial services industry. For example, East Point, a provider of client/server technology, was acquired by Marshall & Ilsley Corp., one of Phoenix's largest competitors in the U.S. in August 1996.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         Phoenix relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Phoenix seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company's license agreements contain provisions which limit the number of users, state that title remains with the Company, protect confidentiality, permit the termination of license for misuse or abuse and require licensees to notify the Company of infringements on the Company's property and rights. Phoenix presently has no patents or patent application spending and has no trademark or copyright registrations. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, particularly overseas, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great of an extent as do the laws of the United States. Nevertheless, the Company believes that due to the rapid pace of technological change in the information technology and software industries, factors such as the technological and creative skills of its employees, new product developments, frequent product enhancements and the timeliness and quality of support services are more important to establishing and maintaining a competitive advantage in the industry.

         Phoenix does not believe that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Phoenix to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial conditions.


EMPLOYEES

         As of February 28, 1998, Phoenix had a total of 216 employees and contract workers, of which 102 were engaged in product development and support, 59 were in implementation and training, 18 were in sales and marketing, 14 were in finance and administration, 8 were in executive management, and 15 were engaged in product development and support, sales and marketing and general business operations at Phoenix A.P. Limited. All of the Company's senior and executive officers who were employed by the Company as of the date of this report have entered into employment agreements with the Company. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be satisfactory.

FACILITIES

         In March 1997 the Company moved its principal administrative, sales, marketing, support and product development facility to a commercial building in Heathrow, Florida. The Company currently leases approximately 48,000 square feet of space in this building. The lease for this property is for a term of ten years and expires on April 1, 2007. The Company has entered into negotiations for additional space of approximately 22,500 square feet in a nearby building to meet its anticipated needs for additional space.

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


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

         The information required in Item 5 is incorporated herein by reference from the Company's 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13.1 (the "Annual Report").


ITEM 6.        SELECTED FINANCIAL DATA

         The information required in Item 6 is incorporated herein by reference from the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required in Item 7 is incorporated herein by reference from the Annual Report.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in Item 8 is incorporated herein by reference from the Annual Report.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         N/A.



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


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company and their ages as of March 13, 1998 are as follows:

NAME                                  AGE       CLASS(1)    POSITION
----                                  ---       --------    --------

     Bahram Yusefzadeh(2)(3)......     51         III       Chairman of the Board and Chief Executive Officer
     Raju M. Shivdasani...........     47         III       President, Chief Operating Officer and Director
     Clay E. Scarborough..........     43          --       Senior Vice President and Chief Financial Officer
     Michael R. Newes.............     51          --       Senior Vice President, International Marketing
     Harold C. Boughton...........     46          --       Senior Vice President, USA Business Development
     Daniel P. Baker..............     35          --       Senior Vice President, Research and Development
     Ruann F. Ernst(2)............     51           I       Director
     Ronald E. Fenton(3)(4).......     69         III       Director
     William C. Hess(4)...........     61           I       Director
     James C. Holly(2)(3).........     56         III       Director
     Paul A. Jones(2).............     43          II       Director
     J. Michael Murphy(3).........     57          II       Director
     Glenn W. Sturm(4)............     44          II       Director
     O. Jay Tomson................     61           I       Director


-------------

(1) Class I term expires in 2000; Class II term expires in 1998; and Class III term expires in 1999.
(2) Member of Compensation and Stock Option Committee. Mr. Holly is the Chairman of the Compensation and Stock Option Committee, and Mr. Yusefzadeh is a non-voting member of the Compensation and Stock Option Committee.
(3) Member of the Executive Committee. Mr. Yusefzadeh is the Chairman of the Executive Committee.
(4)      Member of Audit Committee. Mr. Fenton is the Chairman of the Audit
         Committee.


         Bahram Yusefzadeh. Mr. Yusefzadeh, the Company's founder, Chairman of the Board and Chief Executive Officer of Phoenix, has over 28 years of experience in the banking software industry. In 1969, he co-founded Nu-Comp Systems, Inc. ("Nu-Comp"), where he developed the Liberty Banking System and served as Nu-Comp's president and chief executive officer. Mr. Yusefzadeh became chairman of the board of Broadway & Seymour, Inc. ("Broadway & Seymour") upon its acquisition of Nu-Comp in June 1986 and remained in that position until November 1986. From 1986 to 1992, he worked for The Kirchman Corporation ("Kirchman"), first as president of the product and marketing strategies division, and later as president of both the independent banking group and the outsourcing division. Mr. Yusefzadeh currently serves as a member of the Executive Committee and as a non-voting member of the Compensation and Stock Option Committee.

         Raju M. Shivdasani. Mr. Shivdasani joined the Company in July 1996 as a Senior Vice President and as Division President of International Sales. In January 1998, Mr. Shivdasani assumed the position of President and Chief Operating Officer and was appointed a Director of the Company. From 1990 to 1996, he worked for Fiserv, Inc. where he served as group executive vice president of the bank services sector and president of CBS Worldwide, a banking software division. Mr. Shivdasani has over 26 years of experience working for companies in the banking software, service bureau and data center services industries.

         Clay E. Scarborough. Mr. Scarborough joined the Company in March 1996 as a Senior Vice President and Chief Financial Officer. From 1995 to 1996, he served as chief financial officer and senior vice president of Medifax, Inc., a health industry services company. From 1992 to 1995, he was chief financial officer and vice president of administration for A.D.A.M. Software, Inc., a multimedia software publishing company. In 1991, Mr. Scarborough served as vice president of finance at Gerber Alley Healthcare, a hospital information systems software company. From 1986 to 1991, Mr. Scarborough was employed by Digital Communication Associates, a publicly traded data communications technology company where he last served as Director of Finance. Mr. Scarborough holds an M.B.A. from the Harvard Graduate School of Business Administration and is a certified public accountant.

         Michael R. Newes. Mr. Newes joined the Company in 1993 and serves as Senior Vice President, International Marketing. From 1990 to 1993, he was a senior vice president for OKRA Marketing Corporation ("OKRA"), a financial institutions database software marketing company. He worked with Mr. Yusefzadeh at both Nu-Comp and Kirchman and has nearly 25 years of experience in marketing, sales and customer support for technology companies.

         Harold C. Boughton. Mr. Boughton joined the Company in May 1996 as Senior Vice President, USA Business Development and is responsible for all domestic sales and marketing activities. From 1992 to 1996, Mr. Boughton worked for Fiserv, Inc., first as national sales manager for the CBS Service Bureau and later as national sales manager for InformEnt. From 1990 to 1992 he served as regional sales manager and national sales manager for DCR Technologies, an optical storage technology company.

         Daniel P. Baker. Mr. Baker joined the Company in February 1998 as Senior Vice President, Research and Development and is responsible for domestic and international product development and quality assurance of the Phoenix System and Phoenix ancillary products. From 1995 to 1998, Mr. Baker served as Senior Vice President, Information Technology Division and Director of Market Systems Strategy at the John H. Harland Company. From 1993 to 1995, he worked for Fiserv Inc., where he served as Vice President of Technology Services. Prior to Fiserv, Mr. Baker served over 13 years in the banking industry.

         Ruann F. Ernst. Ms. Ernst has been a director of the Company since 1996 and currently serves as a member of the Compensation and Stock Option Committee. Ms. Ernst has worked for Hewlett-Packard for more than 13 years. From 1995 to 1997, she served as General Manager of the financial services business unit of Hewlett-Packard's Computer Systems Organization. From 1991 to 1993, she served as Director of Strategic Business for Hewlett-Packard's multi-user UNIX product line. In 1993, Ms. Ernst assumed the position of Marketing Manager for Hewlett-Packard for the financial industry worldwide as well as U.S. responsibility for process, retail and oil and gas industries.


         Ronald E. Fenton. Mr. Fenton has been a director of Phoenix since 1993, currently serves as a member of the Executive Committee and is the Chairman of the Audit Committee. He has served as the president, the chief executive officer and a director of BancSecurity Corporation since 1982 and the president, chief executive officer and director of Security Bank since 1976. Mr. Fenton is the chairman of the board of Story County Bank & Trust, Story City, Iowa and is the chairman of the board of Security Bank Jasper-Poweshiek, Kellogg, Iowa. He is also a director, executive committee member and former chairman of the board of Shazam, Inc. ("Shazam"), a regional electronic funds transfer network.

         William C. Hess. Mr. Hess has been a director of the Company since 1993 and currently serves as a member of the Audit Committee. Since 1984, he has been the president of Iowa Savings Bank, and since 1981, he has been chairman of the board of Sac City State Bank. He is also a director of Audubon State Bank, Iowa Savings Bank, Perry State Bank, Raccoon Valley State Bank and Home State Bank. Mr. Hess is a past director of Shazam, a past director of the Iowa Bankers Mortgage Association and Iowa Bankers Association and a past member of the member of the board of directors of the Iowa Department of Banking.

         James C. Holly. Mr. Holly has been a director of Phoenix since 1993, currently serves as a member of the Executive Committee and is Chairman of the Compensation and Stock Option Committee. Since 1977, he has served as president, chief executive officer and director of Bank of the Sierra. He is also the current president of the California Independent Bankers Association. Mr. Holly holds an M.B.A. from the University of Wisconsin and was a commissioned officer in the United States Army (Armor).

         Paul A. Jones. Mr. Jones has been director of the Company since 1995 and currently serves as a member of the Compensation and Stock Option Committee. He is the president, chief executive officer and a director of Glenview State Bank and was the president of such bank from 1986 to 1996. Mr. Jones is a director of Cummins-American Corp. and Cummins-Allison Corp.

         J. Michael Murphy. Mr. Murphy has been a director of Phoenix since 1993 and currently serves as a member of the Executive Committee. Since 1977, he has served as president of Drum Service Co. of Florida, which in February 1998 merged into Palex, Inc. Since 1988 he has been a director of Lochaven Federal Savings and Loan Association, Orlando Florida and served as chairman of the board from 1995-1996. He is a past chairman of the National Trade Association of Container Reconditioners and was chairman of the board of the International Confederation of Drum Reconditioners from 1990 to 1993. Mr. Murphy holds an M.B.A. from the Harvard Graduate School of Business Administration.

         Glenn W. Sturm. Mr. Sturm has been a director of the Company since 1996 and currently serves as a member of the Audit Committee. Since 1992, Mr. Sturm has been a partner in the law firm of Nelson Mullins Riley & Scarborough, L.L.P., where he serves on such firm's executive committee.

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


                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the years in the three-year period ending December 31, 1997, together with the report of Ernst & Young LLP, dated January 28, 1998, appearing in the Company's 1997 Annual Report to Shareholders, included as Exhibit 13.1 to this Form 10-K, are incorporated herein by reference.

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

3.1 Amended and Restated Articles of Incorporation as amended by the Articles of Amendment to Amended and Restated Articles of Incorporation as filed with the Secretary of State of Florida on May 28, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-31415), as declared effective by the Securities and Exchange Commission on August 13, 1997 (the "1997 Registration Statement")).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q dated August 14, 1996, File No. 0-20937 (the "Second Quarter 1996 10-Q")).

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

10.1 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of March 18, 1995 (incorporated by reference to Exhibit
         10.12 of the Company's Registration Statement on

         Form S-1 (Registration No. 33-03355), as declared effective by the Securities and Exchange Commission on July 1, 1996 (the "1996 Registration Statement").*

10.2 Amendment, dated May 24, 1996, to the Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective March 18, 1995 (incorporated by reference to Exhibit 10.43 of the 1996 Registration Statement).*

10.3 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of October 21, 1995 (the "October Plan") (incorporated by reference to Exhibit 10.13 of the 1996 Registration Statement).*

10.4 Amendment, dated May 24, 1996, to the October Plan (incorporated by reference to Exhibit 10.44 of the 1996 Registration Statement).*

10.5 Second Amendment, dated as of January 24, 1997, to the October Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 1996 and as amended by the Company's Registration Statement on Form S-8, as filed July 3, 1997 (the "Form S-8").*

10.6 Revised Form of Stock Option Agreement for the October Plan (incorporated by reference to Exhibit 10.45 of the 1996 Registration Statement).*

10.7 Phoenix International Ltd., Inc. 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.46 of the 1996 Registration Statement).*

10.8 Form of Stock Option Agreement under the Phoenix International Ltd., Inc. 1996 Director Stock Option Plan (incorporated by reference to
         Exhibit 4.7 of the Form S-8).*

10.9 Form of the Company's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the 1996 Registration Statement).

10.10 Employment Agreement by and between the Company and Bahram Yusefzadeh, dated December 28, 1995 (incorporated by reference to Exhibit 10.14 of the 1996 Registration Statement).*

10.11 First Amendment to Employment Agreement by and between the Company and Bahram Yusefzadeh, dated May 22, 1996 (incorporated by reference to
         Exhibit 10.15 of the 1996 Registration Statement).*

10.12 Employment Agreement by and between the Company and Ralph Reichard, dated December 18, 1995 (incorporated by reference to Exhibit 10.16 of the 1996 Registration Statement).*

10.13 First Amendment to Employment Agreement by and between the Company and Ralph Reichard, dated May 22, 1996 (incorporated by reference to
         Exhibit 10.17 of the 1996 Registration Statement).*

10.14 Employment Agreement by and between the Company and Clay E. Scarborough, dated May 23, 1996 (incorporated by reference to Exhibit
         10.18 of the 1996 Registration Statement).*

10.15 Employment Agreement by and between the Company and Michael R. Newes, dated April 12, 1996 (incorporated by reference to Exhibit 10.19 of the 1996 Registration Statement).*

10.16 Employment Agreement by and between the Company and Harold C. Boughton, dated June 3, 1996 (incorporated by reference to Exhibit
         10.1 of the Second Quarter 1996 10-Q).*

10.17 Employment Agreement by and between the Company and Raju M. Shivdasani, dated July 15, 1996 (incorporated by reference to Exhibit
         10.2 of the Second Quarter 1996 10-Q).*

10.18 Form of Employee Confidentiality Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. O-20937) (the "1996 10-K")).

10.19 Form of Promissory Note for employee loans from the Company (incorporated by reference to Exhibit 10.54 of the 1996 Registration Statement).

10.20 Form of Stock Pledge and Security Agreement for employee loans from the Company (incorporated by reference to Exhibit 10.55 of the 1996 Registration Statement).

10.21 OEM Software License Agreement, dated June 30, 1995, between the Company and Gupta Corporation (incorporated by reference to Exhibit
         10.26 of the 1996 Registration Statement).+

10.22 Value Added Remarketer Agreement, dated October 13, 1993, between the Company and Sybase, Inc. (incorporated by reference to Exhibit 10.27 of the 1996 Registration Statement).+

10.23 Software License Agreement between the Company and Unisys Corporation, dated March 16, 1996 (incorporated by reference to Exhibit 10.28 of the 1996 Registration Statement).+

10.24 First Amendment to Software License Agreement between the Company and Unisys Corporation, dated December 27, 1996 (incorporated by reference to Exhibit 10.25 of the 1996 10-K).+

10.25 Second Amendment to Software License Agreement between the Company and Unisys Corporation, dated June 30, 1997 (incorporated by reference to
         Exhibit 10.27 of the 1997 Registration Statement). +

10.26 General Agreement for Strategic Relationship between the Company and Hewlett-Packard Company, dated April 30, 1993 (incorporated by reference to Exhibit 10.29 of the 1996 Registration Statement).+

10.27    Form of Software License Agreement (incorporated by reference to
         Exhibit 10.30 of the 1996 Registration Statement).+

10.28 Form of International Software License Agreement (incorporated by reference to Exhibit 10.31 of the 1996 Registration Statement).+

10.29 Form of Disaster Recovery Service Agreement (incorporated by reference to Exhibit 10.32 of the 1996 Registration Statement).+

10.30    Form of Software Deposit Agreement (incorporated by reference to
         Exhibit 10.33 of the 1996 Registration Statement).+

10.31 Form of Confidentiality and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.34 of the 1996 Registration Statement).

10.32    Form of Confidentiality Agreement (incorporated by reference to
         Exhibit 10.35 of the 1996 Registration Statement).

10.33    Form of Mutual Non-Disclosure Agreement (incorporated by reference to
         Exhibit 10.36 of the 1996 Registration Statement).

10.34 Form of Confidentiality/Non-Disclosure Agreement Remitting Access to System Documentation and Data Files for Data Conversion (incorporated by reference to Exhibit 10.37 of the 1996 Registration Statement).

10.35 Form of Phoenix International Ltd., Inc. Confidentiality Agreement (incorporated by reference to Exhibit 10.38 of the 1996 Registration Statement).

10.36 The Principal Financial Group Prototype for Savings Plans (401k), as amended, and the Group Annuity Contract for the Company (incorporated by reference to Exhibit 10.41 of the 1996 Registration Statement).*

10.37 Remarketing Agreement and Support Authorization, dated as of April 22, 1996, between the Company and Computer Systems Associates (Nigeria) Limited (incorporated by reference to Exhibit 10.42 of the 1996 Registration Statement) (the "CSA Agreement").+

10.38 Lease Agreement, dated September 11, 1996, between the Company and 500 International Parkway Development Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated November 5, 1996, File No. 0-20937).

10.39 Cooperative Marketing Agreement, dated September 5, 1996, between the Company and The Netcomm Group, Inc. (incorporated by reference to
         Exhibit 10.42 of the 1996 10-K).+

10.40 Cooperative Marketing Agreement, dated October 2, 1996, between the Company and ISC Financial Systems, Inc. (incorporated by reference to
         Exhibit 10.43 of the 1996 10-K).+

10.41 Stock Purchase Agreement, dated March 5, 1997, between the Company and Dyad Corporation (incorporated by reference to Exhibit 10.44 of the 1996 10-K).+

10.42 License and Distribution Agreement, dated March 5, 1997, between the Company and Dyad Corporation (incorporated by reference to Exhibit
         10.45 of the 1996 10-K).+

10.43 License and Marketing Agreement, dated November 26, 1997, between the Company and Integrated Financial Services, Inc. (incorporated by reference to Exhibit 10.46 of the 1996 10-K).+

10.44 Form of Software License Agreement used in connection with the CSA Agreement (incorporated by reference to Exhibit 10.47 of the 1996 10-K).

10.45 Addendum to Lease Agreement, dated March 17, 1997, between the Company and 500 International Parkway Development Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated May 8, 1997, File No. 0-20937 (the "First Quarter 1997 10-Q")).

10.46 Cooperative Marketing Agreement, dated March 26, 1997, between the Company and International Turnkey Systems (incorporated by reference to Exhibit 10.2 of the First Quarter 1997 10-Q). +

10.47 Cooperative Marketing Agreement, dated June 28, 1997, between the Company and Siemens Nixdorf Informationssyteme AG (incorporated by reference to Exhibit 10.49 of the 1997 Registration Statement). +

10.48 Cooperative Marketing Agreement, dated March 31, 1997, between the Company and ERAS JV (incorporated by reference to Exhibit 10.50 of the 1997 Registration Statement).+

10.49 Cooperative Marketing Agreement, dated April 16, 1997, between the Company and Advanced Financial Systems, Inc. (incorporated by reference to Exhibit 10.51 of the 1997 Registration Statement).+

10.50 Software License and Development Agreement, dated December 31, 1997, between the Company and Intercept Systems, Inc.

13.1 Registrant's 1997 Annual Report to Shareholders. Except for portions of said Annual Report incorporated herein by reference, the Annual Report is furnished for the information of the Commission and is not deemed filed herewith.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the 1997 Registration Statement.

23.1     Consent of Ernst & Young LLP.

24.1     Power of Attorney (contained on the signature page of this filing).

27.1     Financial Data Schedule (for Commission purposes only).

---------------
+ Confidential treatment previously granted for portions of such exhibit.
* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          Phoenix International Ltd., Inc.

      March 17, 1998                      By: /s/ Bahram Yusefzadeh
---------------------------------         -------------------------------------------
Date                                            Bahram Yusefzadeh
                                                Chairman and Chief Executive Officer



                               POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Bahram Yusefzadeh and Raju M. Shivdasani, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                              TITLE                                   DATE
----------                              -----                                   ----

 /s/ Bahram Yusefzadeh                  Chairman of the Board and               March 17, 1998
-------------------------               Chief Executive Officer
     Bahram Yusefzadeh                  (principal executive officer)

 /s/ Clay E. Scarborough                Chief Financial Officer                 March 17, 1998
-------------------------               (principal financial and
     Clay E. Scarborough                and accounting officer)

 /s/ Raju M. Shivdasani                 President, Chief Operating              March 17, 1998
-------------------------               Officer and Director
     Raju M. Shivdasani


/s/ Ruann F. Ernst                      Director                                March 17, 1998
-------------------------
    Ruann F. Ernst

/s/ Ronald E. Fenton                    Director                                March 17, 1998
-------------------------
    Ronald E. Fenton

SIGNATURES                             TITLE                                    DATE
----------                             -----                                    ----

 /s/ William C. Hess                   Director                                 March 17, 1998
-------------------------
     William C. Hess

 /s/ James C. Holly                    Director                                 March 17, 1998
-------------------------
     James C. Holly

 /s/ Paul A. Jones                     Director                                 March 17, 1998
-------------------------
     Paul A. Jones

 /s/ J. Michael Murphy                 Director                                 March 17, 1998
-------------------------
     J. Michael Murphy

 /s/ Glenn W. Sturm                    Director                                 March 17, 1998
-------------------------
     Glenn W. Sturm

 /s/ O. Jay Tomson                     Director                                 March 17, 1998
-------------------------
     O. Jay Tomson

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION

2.1 Agreement of Merger and Amalgamation Proposal by and among the Company, Hampton Resources Limited, PSL Acquisition Limited, Brian Lee Thomas and Elizabeth Carolyn Swanston, dated May 15, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 1997, File No. 0-20937).

3.1 Amended and Restated Articles of Incorporation as amended by the Articles of Amendment to Amended and Restated Articles of Incorporation as filed with the Secretary of State of Florida on May 28, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-31415), as declared effective by the Securities and Exchange Commission on August 13, 1997 (the "1997 Registration Statement")).

3.2               Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 of the Company's Form 10-Q dated August 14, 1996, File No. 0-20937 (the "Second Quarter 1996 10-Q")).

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

10.1 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of March 18, 1995 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (Registration No. 33-03355), as declared effective by the Securities and Exchange Commission on July 1, 1996 (the "1996 Registration Statement").*

10.2 Amendment, dated May 24, 1996, to the Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective March 18, 1995 (incorporated by reference to Exhibit 10.43 of the 1996 Registration Statement).*

10.3 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of October 21, 1995 (the "October Plan") (incorporated by reference to Exhibit 10.13 of the 1996 Registration Statement).*

10.4 Amendment, dated May 24, 1996, to the October Plan (incorporated by reference to Exhibit 10.44 of the 1996 Registration Statement).*

10.5 Second Amendment, dated as of January 24, 1997, to the October Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 1996 and as amended by the Company's Registration Statement on Form S-8, as filed July 3, 1997 (the "Form S-8").*

10.6 Revised Form of Stock Option Agreement for the October Plan (incorporated by reference to Exhibit 10.45 of the 1996 Registration Statement).*

10.7 Phoenix International Ltd., Inc. 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.46 of the 1996 Registration Statement).*

10.8 Form of Stock Option Agreement under the Phoenix International Ltd., Inc. 1996 Director Stock Option Plan (incorporated by reference to Exhibit 4.7 of the Form S-8).*

10.9 Form of the Company's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the 1996 Registration Statement).

10.10 Employment Agreement by and between the Company and Bahram Yusefzadeh, dated December 28, 1995 (incorporated by reference to Exhibit 10.14 of the 1996 Registration Statement).*

10.11 First Amendment to Employment Agreement by and between the Company and Bahram Yusefzadeh, dated May 22, 1996 (incorporated by reference to Exhibit 10.15 of the 1996 Registration Statement).*

10.12 Employment Agreement by and between the Company and Ralph Reichard, dated December 18, 1995 (incorporated by reference to Exhibit 10.16 of the 1996 Registration Statement).*

10.13 First Amendment to Employment Agreement by and between the Company and Ralph Reichard, dated May 22, 1996 (incorporated by reference to Exhibit 10.17 of the 1996 Registration Statement).*

10.14             Employment Agreement by and between the Company and Clay E.
                  Scarborough, dated May 23, 1996 (incorporated by reference to
                  Exhibit 10.18 of the 1996 Registration Statement).*

10.15             Employment Agreement by and between the Company and Michael
                  R. Newes, dated April 12, 1996 (incorporated by reference to
                  Exhibit 10.19 of the 1996 Registration Statement).*

10.16             Employment Agreement by and between the Company and Harold C.
                  Boughton, dated June 3, 1996 (incorporated by reference to
                  Exhibit 10.1 of the Second Quarter 1996 10-Q).*

10.17             Employment Agreement by and between the Company and Raju M.
                  Shivdasani, dated July 15, 1996 (incorporated by reference to
                  Exhibit 10.2 of the Second Quarter 1996 10-Q).*

10.18 Form of Employee Confidentiality Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-20937) (the "1996 10-K")).

10.19 Form of Promissory Note for employee loans from the Company (incorporated by reference to Exhibit 10.54 of the 1996 Registration Statement).

10.20 Form of Stock Pledge and Security Agreement for employee loans from the Company (incorporated by reference to Exhibit
                  10.55 of the 1996 Registration Statement).

10.21 OEM Software License Agreement, dated June 30, 1995, between the Company and Gupta Corporation (incorporated by reference to Exhibit 10.26 of the 1996 Registration Statement).+

10.22 Value Added Remarketer Agreement, dated October 13, 1993, between the Company and Sybase, Inc. (incorporated by reference to Exhibit 10.27 of the 1996 Registration Statement).+

10.23 Software License Agreement between the Company and Unisys Corporation, dated March 16, 1996 (incorporated by reference to Exhibit 10.28 of the 1996 Registration Statement).+

10.24 First Amendment to Software License Agreement between the Company and Unisys Corporation, dated December 27, 1996 (incorporated by reference to Exhibit 10.25 of the 1996 10-K).+

10.25 Second Amendment to Software License Agreement between the Company and Unisys Corporation, dated June 30, 1997 (incorporated by reference to Exhibit 10.27 of the 1997 Registration Statement). +

10.26 General Agreement for Strategic Relationship between the Company and Hewlett-Packard Company, dated April 30, 1993 (incorporated by reference to Exhibit 10.29 of the 1996 Registration Statement).+

10.27 Form of Software License Agreement (incorporated by reference to Exhibit 10.30 of the 1996 Registration Statement).+

10.28 Form of International Software License Agreement (incorporated by reference to Exhibit 10.31 of the 1996 Registration Statement).+

10.29 Form of Disaster Recovery Service Agreement (incorporated by reference to Exhibit 10.32 of the 1996 Registration Statement).+

10.30 Form of Software Deposit Agreement (incorporated by reference to Exhibit 10.33 of the 1996 Registration Statement).+

10.31 Form of Confidentiality and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.34 of the 1996 Registration Statement).

10.32 Form of Confidentiality Agreement (incorporated by reference to Exhibit 10.35 of the 1996 Registration Statement).

10.33 Form of Mutual Non-Disclosure Agreement (incorporated by reference to Exhibit 10.36 of the 1996 Registration Statement).

10.34 Form of Confidentiality/Non-Disclosure Agreement Remitting Access to System Documentation and Data Files for Data Conversion (incorporated by reference to Exhibit 10.37 of the 1996 Registration Statement).

10.35 Form of Phoenix International Ltd., Inc. Confidentiality Agreement (incorporated by reference to Exhibit 10.38 of the 1996 Registration Statement).

10.36             The Principal Financial Group Prototype for Savings Plans
                  (401k), as amended, and the Group Annuity Contract for the Company (incorporated by reference to Exhibit 10.41 of the 1996 Registration Statement).*

10.37 Remarketing Agreement and Support Authorization, dated as of April 22, 1996, between the Company and Computer Systems Associates (Nigeria) Limited (incorporated by reference to
                  Exhibit 10.42 of the 1996 Registration Statement) (the "CSA Agreement").+

10.38 Lease Agreement, dated September 11, 1996, between the Company and 500 International Parkway Development Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated November 5, 1996, File No. 0-20937).

10.39 Cooperative Marketing Agreement, dated September 5, 1996, between the Company and The Netcomm Group, Inc. (incorporated by reference to Exhibit 10.42 of the 1996 10-K).+

10.40 Cooperative Marketing Agreement, dated October 2, 1996, between the Company and ISC Financial Systems, Inc. (incorporated by reference to Exhibit 10.43 of the 1996 10-K).+

10.41 Stock Purchase Agreement, dated March 5, 1997, between the Company and Dyad Corporation (incorporated by reference to Exhibit 10.44 of the 1996 10-K).+

10.42 License and Distribution Agreement, dated March 5, 1997, between the Company and Dyad Corporation (incorporated by reference to Exhibit 10.45 of the 1996 10-K).+

10.43 License and Marketing Agreement, dated November 26, 1997, between the Company and Integrated Financial Services, Inc. (incorporated by reference to Exhibit 10.46 of the 1996 10-K).+

10.44 Form of Software License Agreement used in connection with the CSA Agreement (incorporated by reference to Exhibit 10.47 of the 1996 10-K).

10.45 Addendum to Lease Agreement, dated March 17, 1997, between the Company and 500 International Parkway Development Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated May 8, 1997, File No. 0-20937 (the "First Quarter 1997 10-Q")).

10.46 Cooperative Marketing Agreement, dated March 26, 1997, between the Company and International Turnkey Systems (incorporated by reference to Exhibit 10.2 of the First Quarter 1997 10-Q). +

10.47 Cooperative Marketing Agreement, dated June 28, 1997, between the Company and Siemens Nixdorf Informationssyteme AG (incorporated by reference to Exhibit 10.49 of the 1997 Registration Statement). +

10.48 Cooperative Marketing Agreement, dated March 31, 1997, between the Company and ERAS JV (incorporated by reference to Exhibit 10.50 of the 1997 Registration Statement).+

10.49 Cooperative Marketing Agreement, dated April 16, 1997, between the Company and Advanced Financial Systems, Inc. (incorporated by reference to Exhibit 10.51 of the 1997 Registration Statement).+

10.50 Software License and Development Agreement, dated December 31, 1997, between the Company and Intercept Systems, Inc.

13.1 Registrant's 1997 Annual Report to Shareholders. Except for portions of said Annual Report incorporated herein by reference, the Annual Report is furnished for the information of the Commission and is not deemed filed herewith.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the 1997 Registration Statement.

23.1              Consent of Ernst & Young LLP.

24.1 Power of Attorney (contained on the signature page of this filing).

27.1              Financial Data Schedule (for Commission purposes only).



---------------
+     Confidential treatment previously granted for portions of such exhibit.
* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).