Form 10-K405/A
period 1997-12-31
PHOENIX INTERNATIONAL LTD INC
filed 1998-04-20
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________

                         COMMISSION FILE NUMBER: 0-20937

                        PHOENIX INTERNATIONAL LTD., INC.
                    (Exact name of registrant in its charter)

            Florida                                       59-3171810
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

500 International Parkway, Heathrow, Florida                32746
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code):   (407) 548-5100

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

                              INDEX OF FORM 10-K/A

                                                                                  Page
                                                                                  ----
PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K........3

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

10.47 Cooperative Marketing Agreement, dated June 28, 1997, between the Company and Siemens Nixdorf Informationssyteme AG (incorporated by reference to Exhibit 10.49 of the 1997 Registration Statement). +

10.48 Cooperative Marketing Agreement, dated March 31, 1997, between the Company and ERAS JV (incorporated by reference to Exhibit 10.50 of the 1997 Registration Statement).+

10.49 Cooperative Marketing Agreement, dated April 16, 1997, between the Company and Advanced Financial Systems, Inc. (incorporated by reference to Exhibit 10.51 of the 1997 Registration Statement).+

10.50 Software License and Development Agreement, dated December 31, 1997, between the Company and Intercept Systems, Inc. (incorporated by reference to Exhibit 10.50 of the

         Company's Annual Report on Form 10-K for year ended December 31, 1997, dated March 18, 1998, File No.0-20937 (the "1997 10-K")).

13.1 Registrant's 1997 Annual Report to Shareholders. Except for portions of said Annual Report incorporated herein by reference, the Annual Report is furnished for the information of the Commission and is not deemed filed herewith. (incorporated by reference to Exhibit 13.1 of the 1997 10-K).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the 1997 Registration Statement).

23.1     Consent of Ernst & Young LLP. (incorporated by reference to Exhibit
         23.1 of the 1997 10-K).

24.1 Power of Attorney (incorporated by reference to Exhibit 24.1 of the 1997 10-K).

27.1 Financial Data Schedule (for Commission purposes only) (incorporated by reference to Exhibit 27.1 of the 1997 10-K).

27.2     Restated Financial Data Schedule (for Commission purposes only).

27.3     Restated Financial Data Schedule (for Commission purposes only).

27.4     Restated Financial Data Schedule (for Commission purposes only).

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


                                    Phoenix International Ltd., Inc.

      April 20, 1998                By: /s/ Bahram Yusefzadeh
------------------------------         -----------------------------------------
Date                                      Bahram Yusefzadeh
                                          Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                          TITLE                                        DATE
----------                          -----                                        ----

 /s/ Bahram Yusefzadeh              Chairman of the Board and                    April 20, 1998
------------------------------      Chief Executive Officer
     Bahram Yusefzadeh              (principal executive officer)


              *                     Chief Financial Officer                      April 20, 1998
------------------------------      (principal financial and
    Clay E. Scarborough             accounting officer)


              *                     President, Chief Operating                   April 20, 1998
------------------------------      Officer and Director
     Raju M. Shivdasani


              *                     Director                                     April 20, 1998
------------------------------
       Ruann F. Ernst


              *                     Director                                     April 20, 1998
------------------------------
      Ronald E. Fenton


              *                     Director                                     April 20, 1998
------------------------------
      William C. Hess


              *                     Director                                     April 20, 1998
------------------------------
       James C. Holly


              *                     Director                                     April 20, 1998
------------------------------
       Paul A. Jones


              *                     Director                                     April 20, 1998
------------------------------
     J. Michael Murphy

SIGNATURES                          TITLE                                        DATE
----------                          -----                                        ----

              *                     Director                                     April 20, 1998
------------------------------
       Glenn W. Sturm


              *                     Director                                     April 20, 1998
------------------------------
       O. Jay Tomson


*By:     /s/ Bahram Yusefzadeh
    ------------------------------
       Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

10.49 Cooperative Marketing Agreement, dated April 16, 1997, between the Company and Advanced Financial Systems, Inc. (incorporated by reference to Exhibit 10.51 of the 1997 Registration
                  Statement).+

10.50             Software License and Development Agreement, dated December 31,
                  1997, between the Company and Intercept Systems, Inc.
                  (incorporated by reference to Exhibit 10.50 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997, dated March 18, 1998, File No. 0-20937 (the "1997
                  10-K")).

13.1 Registrant's 1997 Annual Report to Shareholders. Except for portions of said Annual Report incorporated herein by reference, the Annual Report is furnished for the information of the Commission and is not deemed filed herewith.
                  (incorporated by reference to Exhibit 13.1 of the 1997 10-K).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the 1997 Registration Statement).

23.1              Consent of Ernst & Young LLP. (incorporated by reference to
                  Exhibit 23.1 of the 1997 10-K).

24.1 Power of Attorney (incorporated by reference to Exhibit 24.1 of the 1997 10-K).

27.1              Financial Data Schedule (for Commission purposes only)
                  (incorporated by reference to Exhibit 27.1 of the 1997 10-K).

27.2 Restated Financial Data Schedule (for Commission purposes only).

27.3 Restated Financial Data Schedule (for Commission purposes only).

27.4 Restated Financial Data Schedule (for Commission purposes only).

---------------
+        Confidential treatment previously granted for portions of such exhibit.
* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).