Form 10-Q
period 1998-03-31
PHOENIX INTERNATIONAL LTD INC
filed 1998-05-08
CIK 1013687

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________, 19__.

                        Commission file number : 0-20937


                                 -------------

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at May 5, 1998

Common Stock, $0.01 par value                             5,576,618
                                                       ---------------
                                                       (No. of Shares)

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q



                                                                                                 PAGE
                                                                                                 ----
PART I                FINANCIAL INFORMATION

   Item 1.            Financial Statements                                                         3

                      Condensed Consolidated Balance Sheets as of
                      March 31, 1998 and December 31, 1997                                         3

                      Condensed Consolidated Statements of Operations for
                      the Three Months ended March 31, 1998 and March 31,
                      1997                                                                         4

                      Condensed Consolidated Statements of Cash Flows for
                      the Three Months ended March 31, 1998 and March 31,
                      1997                                                                         5

                      Notes to Condensed Consolidated Financial Statements                         6

   Item 2.            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                    7

PART II               OTHER INFORMATION

   Item 1.            Legal Proceedings                                                           12

   Item 2.            Changes in Securities                                                       12

   Item 3.            Defaults upon Senior Securities                                             12

   Item 4.            Submission of Matters to a Vote of Security Holders                         12

   Item 5.            Other Information                                                           12

   Item 6.            Exhibits and Reports on Form 8-K                                            12

SIGNATURES

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        PHOENIX INTERNATIONAL LTD., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,       December 31,
                                                                       1998              1997
                                                                -----------       -----------
                                                                (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                   $11,869,289       $13,034,491
     Investments, available for sale                              7,769,300         7,705,000
    Accounts receivable, net of allowance for
         doubtful accounts of $236,200 and
         $155,000 at March 31, 1998 and
         December 31, 1997, respectively                          3,915,346         4,578,485
    Unbilled accounts receivable                                  4,651,259         3,766,322
    Deferred tax asset                                            2,309,483         2,229,000
    Prepaid expenses and other current assets                       654,201           592,274
                                                                -----------       -----------
         Total current assets                                    31,168,878        31,905,572
Long term investments, available for sale                        13,290,178        13,088,014
Property and equipment:
    Computer equipment and purchased software                     2,624,093         2,217,366
    Furniture, office equipment and leasehold improvements        1,391,305         1,100,275
                                                                -----------       -----------
                                                                  4,015,398         3,317,641
    Accumulated depreciation and amortization                    (1,195,027)         (972,616)
                                                                -----------       -----------
         Total property and equipment                             2,820,371         2,345,025
Capitalized software costs, net of accumulated
    amortization of $1,306,708 and $1,078,749
    at March 31, 1998 and December 31, 1997, respectively         4,446,610         3,522,484
Other assets                                                      1,296,400         1,296,400
                                                                ===========       ===========
         Total assets                                           $53,022,437       $52,157,495
                                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                            $   749,784       $   624,924
    Accrued expenses                                              2,087,519         1,810,662
    Capital lease, current portion                                  132,911           129,997
    Deferred revenue                                              1,632,636         1,851,960
                                                                -----------       -----------
         Total current liabilities                                4,602,850         4,417,543
Deferred revenue under economic development grant                    95,000            95,000
Deferred tax liability                                            1,283,689         1,309,000
Capital lease, long term portion                                    465,930           500,821
                                                                -----------       -----------
         Total long term liabilities                              1,844,619         1,904,821
Shareholders' equity:
Common stock, $0.01 par value
   50,000,000 shares authorized, 5,571,910
   and 5,435,418 issued and Outstanding at
   March 31, 1998 and December 31, 1997 respectively                 55,719            54,354
Additional paid-in capital                                       44,630,727        43,927,426
Stock subscription receivables                                      (13,312)          (13,360)
Retained earnings                                                 1,901,834         1,866,711
                                                                -----------       -----------
         Total shareholders' equity                              46,574,968        45,835,131
                                                                ===========       ===========
         Total liabilities and shareholders' equity             $53,022,437       $52,157,495
                                                                ===========       ===========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                      1998             1997
                                                   ----------       ----------
Revenues:
    License fees and other                         $3,031,210       $2,268,406
    Implementation, customer and software
        support and other service fees              1,567,234        1,445,318
                                                   ----------       ----------
         Total revenues                             4,598,444        3,713,724

Expenses:
    Cost of license fees and other                    544,366          219,737
    Cost of implementation, customer and
      software support and other service fees       1,222,524          831,633
    Sales and marketing                               971,625          560,997
    General and administrative                      1,084,323          436,607
    Product development                             1,157,462          553,140
                                                   ----------       ----------
         Total expenses                             4,980,300        2,602,114

Other income (expense):
    Interest income                                   447,334           74,788
    Interest expense                                  (13,926)          (5,389)
    Other income                                        2,485               --
                                                   ----------       ----------
Income before income taxes                             54,037        1,181,009
Income tax expense                                     18,913          167,713
                                                   ----------       ----------
Net income                                         $   35,124       $1,013,296
                                                   ==========       ==========
Net income per share - basic                       $     0.01       $     0.26
                                                   ==========       ==========
Net income per share - diluted                     $     0.01       $     0.24
                                                   ==========       ==========
Weighted average shares outstanding - basic         5,487,802        3,848,697
                                                   ==========       ==========
Weighted average shares outstanding - diluted       5,817,081        4,286,640
                                                   ==========       ==========



The accompanying notes are an integral part of these condensed consolidated statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                         1998             1997
                                                                     -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    35,124       $1,013,296
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                    450,371          216,891
        Provision for doubtful accounts                                   81,200           35,000
        Deferred taxes                                                  (105,794)              --
    Changes in operating assets and liabilities:
        Accounts receivable                                              581,939         (767,164)
        Unbilled accounts receivable                                    (884,937)        (389,065)
        Prepaid expenses and other current assets                        (61,927)        (206,528)
        Accounts payable                                                 124,860           65,062
        Accrued expenses                                                 276,857         (411,797)
        Deferred revenue                                                (219,323)        (102,964)
                                                                     -----------       ----------
         Net cash provided by (used in) operating activities             278,370         (547,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (697,346)        (384,978)
Sale (Purchase) of short term investments                                (64,300)       2,730,825
Sale (Purchase) of long term investments                                (202,164)              --
Changes in other assets                                                       --         (266,400)
Purchased software                                                      (450,000)              --
Capitalized software costs                                              (702,085)        (673,363)
                                                                     -----------       ----------
         Net cash provided by (used in) investing activities          (2,115,895)       1,406,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations                                    (32,390)          (9,657)
Net proceeds from issuance of common stock                               704,665          123,528
Cash payments for stock subscription receivable                               48           27,240
                                                                     -----------       ----------
         Net cash provided by financing activities                       672,323          141,111

Net increase (decrease) in cash and cash equivalents                  (1,165,202)         999,926
Cash and cash equivalents at beginning of the period                  13,034,491        3,770,889
                                                                     -----------       ----------
Cash and cash equivalents at end of the period                       $11,869,289       $4,770,815
                                                                     ===========       ==========



The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                        PHOENIX INTERNATIONAL LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and "Selected Financial and Operating Data" included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.       NET INCOME PER SHARE

         Net income per share is calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128"). Basic earnings per share is computed using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method based on average stock price for the period. All prior periods have been restated and are also presented under SFAS 128.

The following table sets forth the computation of basic and diluted earnings per share.

                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                 1997            1998
                                                              ----------      ----------
         Numerator - net income available
             to common shareholders                           $   35,124      $1,013,296
                                                              ==========      ==========

         Denominator for basic net income per
             Share - weighted average shares outstanding       5,487,802       3,848,697

         Effect of dilutive securities -
             employee stock options                              329,279         437,943
                                                              ----------      ----------

         Denominator for diluted net income per
              Share - adjusted weighted average shares
              outstanding and assumed conversion of
              dilutive securities                              5,817,081       4,286,640
                                                              ==========      ==========

         Net income per share - basic                         $     0.01      $     0.26
                                                              ==========      ==========
         Net income per share - diluted                       $     0.01      $     0.24
                                                              ==========      ==========

3.       CAPITALIZED SOFTWARE COSTS

         The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs include costs incurred internally after technological feasibility has been established to develop and enhance computer software products and include certain purchased software costs. Capitalized software costs include purchased software costs of $761,000, and $311,000 at March 31, 1998 and December 31, 1997, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's development and implementation of the Phoenix System and its other products); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements.

         Actual results may differ materially from these forward-looking statements as a result of many factors, including the inability to obtain, continue and manage growth or execute agreements with new customers; market acceptance of new products and enhancements; growth in the Company's customers; increased competition; dependence on new products; rapid changes in technology, and the other factors discussed in the Company's registration statement on Form S-1 as declared effective on August 13, 1997, including the "Risk Factors" section contained therein.

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

         Revenues are recorded in accordance with the American Institute of Certified Public

Accountants ("AICPA") Statement of Position 91-1 "Software Revenue Recognition" ("SOP 91-1") for the three months ended March 31, 1997. Fees for the Company's software products are charged separately from fees for the Company's services and are recognized upon delivery, when no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Revenues for implementation, conversion, installation, training, interface and consulting services are recognized when the services are performed. Service revenues for ongoing customer and software support and product updates and disaster recovery services provide recurring revenues as they are recognized ratably over each year of the license agreement, the term of which is typically five years.

         In October 1997, the AICPA issued a new Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 supersedes SOP 91-1, and was effective for the three months ended March 31, 1998. The Company has applied SOP 97-2 to all contracts signed during the first quarter, 1998. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements.

         The Company currently believes, based on its reading and interpretation of SOP 97-2, that future license and service agreements that require modifications to the software may require contract accounting for both the license fees and services and result in a deferral of license revenue compared to revenue recognition under SOP 91-1 for some agreements. If this historical trend continues there will be a material adverse effect on the Company's recognition of revenues and earnings in 1998 during the implementation of SOP 97-2, but the Company anticipates this effect will be reduced in future periods as the revenues are recognized over the service period. In addition, the percent of total revenue recognized from international sales could be reduced in 1998 as a result of implementation of SOP 97-2.

         The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future. Special factors that may cause the Company's future operating results to vary include, without limitation: the size and timing of significant orders; the mix of direct and indirect sales; the mix and timing of foreign and domestic sales; the timing of new product announcements and changes in pricing policies by the Company and its competitors; market acceptance of new and enhanced versions of the Company's products; increased competition; changes in operating expenses, including expenses related to acquisitions; changes in Company strategy; personnel changes; changes in legislation and regulation; foreign currency exchange rates and general economic factors. Product revenues are also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial review to purchase and the provision of support services, varies substantially from customer to customer. As a result, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected.

         The Company has determined that it will not need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. However, while the Company believes its products, computer systems and applications currently in use are Year 2000 compliant, the Company has not made an assessment as to whether any of its customers, suppliers or service providers have resolved their Year 2000 issues. The Company has developed a plan and is testing its software, suppliers, and service providers for Year 2000 compliance. Failure of the Company's software or that of its customers, suppliers or service providers to be Year 2000 compliant could have a material adverse impact on the Company's business, financial condition and result of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues represented by certain line items in the Company's statement of operations for the periods indicated.

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1998         1997
                                                      -----        -----
Revenues
     License fees and other                            65.9%        61.1%
     Implementation, customer and software
         Software support and other service fees       34.1%        38.9%
                                                      -----        -----
                  Total revenues                      100.0%       100.0%
Expenses
     Cost of license fees and other                    11.8%         5.9%
     Cost of implementation, customer and
         Software support and other service fees       26.6%        22.4%
     Sales and marketing                               21.1%        15.1%
     General and administrative                        23.6%        11.8%
     Product development                               25.2%        14.9%
                                                      -----        -----
         Total expenses                               108.3%        70.1%
Other income (expense)
     Interest income                                    9.7%         2.0%
     Interest expense                                  (0.3)%       (0.1)%
     Other income (expense)                             0.1%          --
                                                      -----        -----

Income before taxes                                     1.2%        31.8%
Income tax expense                                      0.4%         4.5%
                                                      -----        -----
Net income                                              0.8%        27.3%
                                                      =====        =====

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Revenues. Total revenues increased 23.8% to $4.6 million in the three months ended March 31, 1998 from $3.7 million for the three months ended March 31, 1997. Revenues from license fees and other increased $763,000, or 33.6%, to $3.0 million for the three months ended March 31, 1998 from $2.3 million in the three months ended March 31, 1997 due to increased number of customers and increased U.S. prices. Revenues from implementation, customer and software support and other service fees increased $122,000, or 8.4%, to $1.6 million in the three months ended March 31, 1998 from $1.4 million in the three months ended March 31, 1997 due to increased number of customers and increased U.S. prices.

         Expenses. Cost of license fees and other was $544,000 and $220,000 in the three months ended March 31, 1998 and 1997, respectively. These costs increased as a result of higher amortization of capitalized software development costs and higher third party software royalties.

         Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support and other service fees increased $391,000, or 47.0%, to $1.2 million in the three months ended March 31, 1998 from $832,000 in the three months ended March 31, 1997 as a result of additional personnel costs related to increased Phoenix System implementation activity.

         Sales and marketing expenses increased $411,000, or 73.2%, to $972,000 in the three months ended March 31, 1998 from $561,000 in the three months ended March 31, 1997 as a result of additional expenses incurred in connection with increased staffing and personnel related costs.

         General and administration expenses increased $648,000, or 148.4%, to $1.1 million in the three months ended March 31, 1998 from $437,000 in the three months ended March 31, 1997 primarily as the result of increased professional services fees, personnel related costs and bad debt expense.

         Product development expenses increased $604,000, or 109.3%, to $1.2 million in the three months ended March 31, 1998 from $553,000 in the three months ended March 31, 1997. Product development expenses increased as a result of increased contract labor and personnel related costs.

         Other Income (Expense). Interest income was $447,000 and $75,000 in the three months ended March 31, 1998 and 1997, respectively. Interest income increased primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds from the secondary public offering of the Company's common stock in August 1997.

         Income Tax Expense. Income tax expense was $19,000 and $168,000 in the three months ended March 31, 1998 and 1997, respectively. The Company's effective tax rate in the three months ended March 31, 1998 was 35% based on the estimated 1998 effective annual income tax rate. In the three months ended March 31, 1997, income tax expense represents withholding taxes which relate to the license of the Company's products to foreign customers and which are contractually payable by those customers and alternative minimum tax.

         Net Income. Net income decreased $978,000 to $35,000 in the three months ended March 31, 1998 from net income of $1.0 million in the quarter ended March 31, 1997 as a result of increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $11.9 million at March 31, 1998. For the three months ended March 31, 1998, cash provided by operations was $278,000. An increase in unbilled accounts receivable of $885,000 and a decrease in deferred revenue of $219,000 were significant uses of cash in the Company's operating activities. Cash used by investing activities was $2.1 million, including $697,000 for purchases of property and equipment,

$450,000 for purchased software to be used to further develop the Phoenix System, and $702,000 for capitalized software development costs. Purchases of short term and long term investments used $64,000 and $202,000 respectively. Financing activities provided $672,000 of cash, including $705,000 from the issuance of common stock pursuant to the exercise of stock options. Capital lease payments represented a use of cash of $33,000. Working capital was $26.6 million at March 31, 1998.

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

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote by the Company's security holders during the first quarter ended March 31, 1998.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

 Exhibit
   No.     Description
 -------   -----------
   3.1     Amended and Restated Articles of Incorporation, as amended by the
           Articles of Amendment to Amended and Restated articles of
           Incorporation as filed with the Secretary of the State of Florida on
           May 28, 1997 (incorporated by reference to Exhibit 3.1 of the
           Company's Registration Statement on Form S-1 (No. 333-31415) as
           declared effective by the SEC on August 13, 1997. (the "Registration
           Statement").
   3.2     Amended and Restated Bylaws, effective July 8, 1996, (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14,
           1996, File No. 0-20937)
   4.1     See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
           Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
           (incorporated by reference to Exhibit 4.1 of Registration Statement).

         10.1     Source Code License and Marketing Agreement, dated as of March
                  31, 1998, between the Company and Computer Systems Associates
                  (Nigeria) Limited.+
         10.2     Software License and Development Agreement, dated as of
                  January 15, 1998, between the Company and Intercept Systems,
                  Inc.+
         10.3     Amended and Restated Employment Agreement dated as of March
                  20, 1998 between the Company and Raju M. Shivdasani
         10.4     Employment Agreement dated as of March 6, 1998 between the
                  Company and Daniel P. Baker
         10.5     Employment Agreement dated as of March 25, 1998 between the
                  Company and Jocelyn Ruggiero
         27.1     Financial Data Schedule for the three months ended March 31,
                  1998 (for SEC use only)


         b)        Reports on Form 8-K
                   None.

------------------

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PHOENIX INTERNATIONAL LTD., INC.



May 6, 1998                    /s/ Bahram Yusefzadeh
-----------                    -------------------------------------------------
Date                           Bahram Yusefzadeh
                               Chairman of the Board and Chief Executive Officer
                               (principal executive officer)


May 6, 1998                    /s/ Clay E. Scarborough
-----------                    -------------------------------------------------
Date                           Clay E. Scarborough
                               Senior Vice President and Chief Financial Officer
                               (principal financial and accounting officer)

                                  EXHIBIT INDEX


       Exhibit
         No.      Description                                                        Page
       -------    -----------                                                        ----
         3.1      Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment to Amended and Restated articles of
                  Incorporation as filed with the Secretary of the State of
                  Florida on May 28, 1997 (incorporated by reference to Exhibit
                  3.1 of the Company's Registration Statement on Form S-1 (No.
                  333-31415) as declared effective by the SEC on August 13,
                  1997. (the "Registration Statement").

         3.2      Amended and Restated Bylaws, effective July 8, 1996,
                  (incorporated by reference to Exhibit 3.2 of the Company's
                  Form 10-Q, dated August 14, 1996, File No. 0-20937)

         4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated
                  Bylaws defining the rights of the holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement)

         10.1     Source Code License and Marketing Agreement, dated as of March
                  31, 1998, between the Company and Computer Systems Associates
                  (Nigeria) Limited.+

         10.2     Software License and Development Agreement, dated as of
                  January 15, 1998, between the Company and Intercept Systems,
                  Inc.+

         10.3     Amended and Restated Employment Agreement dated as of March
                  20, 1998 between the Company and Raju M. Shivdasani

         10.4     Employment Agreement dated as of March 6, 1998 between the
                  Company and Daniel P. Baker

         10.5     Employment Agreement dated as of March 25, 1998 between the
                  Company and Jocelyn Ruggiero

         27.1     Financial Data Schedule for the three months ended March 31,
                  1998 (for SEC use only)


------------------

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.