Form 10-Q
period 1998-06-30
PHOENIX INTERNATIONAL LTD INC
filed 1998-07-31
CIK 1013687

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM          TO          , 19   .
             ----------  ----------    ---

                        Commission file number : 0-20937

                             ---------------------

                        PHOENIX INTERNATIONAL LTD., INC.
             (Exact name of registrant as specified in its charter)

      Florida                                            59-3171810
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 No.)

               500 International Parkway, Heathrow, Florida 32746
                   (Address of principal executive offices)

                                 (407) 548-5100
              (Registrant's telephone number including area code)

                                      N/A
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at July 30, 1998

Common Stock, $0.01 par value                            8,390,163
                                                      ---------------
                                                      (No. of Shares)

===============================================================================

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q

                                                                                            PAGE
                                                                                            ----

    PART I       FINANCIAL INFORMATION

    Item 1.      Financial Statements                                                        3

                 Condensed Consolidated Balance Sheets as of
                 June 30, 1998 and December 31, 1997                                         3

                 Condensed Consolidated Statements of Operations for
                 the Three Months and Six Months ended June 30, 1998
                 and 1997                                                                    4

                 Condensed Consolidated Statements of Cash Flows for the Six
                 Months ended June 30, 1998 and 1997                                         5

                 Notes to Condensed Consolidated Financial Statements                        6

    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                   7

    PART II      OTHER INFORMATION

    Item 1.      Legal Proceedings                                                           14

    Item 2.      Changes in Securities                                                       14

    Item 3.      Defaults upon Senior Securities                                             14

    Item 4.      Submission of Matters to a Vote of Security Holders                         14

    Item 5.      Other Information                                                           15

    Item 6.      Exhibits and Reports on Form 8-K                                            15

  SIGNATURES

  EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHOENIX INTERNATIONAL LTD., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,        December 31,
                                                                                   1998              1997
                                                                               -----------       ------------
                                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                   $11,571,883         $13,034,491
    Investments, available for sale                                               4,905,700           7,705,000
    Accounts receivable, net of allowance for doubtful accounts of $341,200
         and $155,000 at June 30, 1998 and December 31, 1997, respectively        3,283,236           4,578,485
    Unbilled accounts receivable                                                  5,630,085           3,766,322
    Deferred tax asset                                                            2,052,863           2,229,000
    Prepaid expenses and other current assets                                       734,335             592,274
                                                                                -----------         -----------
         Total current assets                                                    28,178,102          31,905,572
Long term investments, available for sale                                        14,960,185          13,088,014
Property and equipment:
    Computer equipment and purchased software                                     3,348,033           2,217,366
    Furniture, office equipment and leasehold improvements                        1,492,696           1,100,275
                                                                                -----------         -----------
                                                                                  4,840,729           3,317,641
    Accumulated depreciation and amortization                                    (1,480,025)           (972,616)
                                                                                -----------         -----------
         Total property and equipment                                             3,360,704           2,345,025
Capitalized software costs, net of accumulated
    amortization of $1,574,316 and $1,078,749 at June 30, 1998 and
    December 31, 1997, respectively                                               5,306,812           3,522,484
Other assets                                                                      1,596,400           1,296,400
                                                                                ===========         ===========
         Total assets                                                           $53,402,203         $52,157,495
                                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                            $   281,061         $   624,924
    Accrued expenses                                                              1,739,946           1,810,662
    Capital lease, current portion                                                  135,890             129,997
    Deferred revenue                                                              2,253,915           1,851,960
                                                                                -----------         -----------
         Total current liabilities                                                4,410,812           4,417,543
Deferred revenue under economic development grant                                    95,000              95,000
Deferred tax liability                                                            1,292,133           1,309,000
Capital lease, long term portion                                                    430,148             500,821
                                                                                -----------         -----------
         Total long term liabilities                                              1,817,281           1,904,821
                                                                                -----------         -----------
         Total liabilities                                                        6,228,093           6,322,364
Shareholders' equity:
Common stock, $0.01 par value
   50,000,000 shares authorized, 8,370,326 and 8,153,127 issued and
   outstanding at June 30, 1998 and December 31, 1997 respectively                   83,703              81,531
Additional paid-in capital                                                       44,663,451          43,900,249
Stock subscription receivables                                                           --             (13,360)
Retained earnings                                                                 2,426,956           1,866,711
                                                                                -----------         -----------
         Total shareholders' equity                                              47,174,110          45,835,131
                                                                                ===========         ===========
         Total liabilities and shareholders' equity                             $53,402,203         $52,157,495
                                                                                ===========         ===========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                      ----------------------------   ----------------------------
                                                         1998               1997          1998            1997
                                                         ----               ----          ----            ----

Revenues:
   License fees and other                            $ 3,679,940        $3,421,037   $ 6,711,150       $5,689,443
   Implementation, customer and software
      support and other service fees                   1,986,763         1,285,071     3,553,997        2,730,389
                                                     -----------        ----------   -----------       ----------
         Total revenues                                5,666,703         4,706,108    10,265,147        8,419,832

Expenses:
   Cost of license fees and other                        473,309           455,600     1,017,675          675,337
   Cost of implementation, customer and
   software support and other service fees             1,460,840         1,003,156     2,683,364        1,834,789
   Sales and marketing                                   986,624           696,667     1,958,249        1,257,664
   General and administrative                            988,215           891,294     2,072,539        1,327,901
   Product development                                 1,396,388           802,438     2,553,850        1,355,578
                                                     -----------        ----------   -----------       ----------
         Total expenses                                5,305,376         3,849,155    10,285,677        6,451,269

Other income (expense):
   Interest income                                       406,816            53,689       854,150          128,477
   Interest expense                                      (13,150)          (16,048)      (27,076)         (21,437)
   Other income                                           10,645                --        13,130               --
                                                     -----------        ----------   -----------       ----------
Income before income taxes                               765,638           894,594       819,674        2,075,603
Income tax expense                                       267,973           130,920       286,886          298,633
                                                     -----------        ----------   -----------       ----------
Net income                                           $   497,665        $  763,674       532,788       $1,776,970
                                                     ===========        ==========   ===========       ==========
Net income per share - basic                         $      0.06        $     0.13   $      0.06       $     0.30
                                                     ===========        ==========   ===========       ==========
Net income per share - diluted                       $      0.06        $     0.12   $      0.06       $     0.27
                                                     ===========        ==========   ===========       ==========
Weighted average shares outstanding - basic            8,366,344         5,917,110     8,299,024        5,845,078
                                                     ===========        ==========   ===========       ==========
Weighted average shares outstanding - diluted          8,928,034         6,568,083     8,826,832        6,499,022
                                                     ===========        ==========   ===========       ==========


The accompanying notes are an integral part of these condensed consolidated statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                       -------------------------------
                                                                           1998               1997
                                                                       ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    532,788       $  1,776,970
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                     1,002,976            523,538
        Provision for doubtful accounts                                     186,200             50,000
        Deferred taxes                                                      159,270                 --
    Changes in operating assets and liabilities:
        Accounts receivable                                               1,109,049         (1,652,646)
        Unbilled accounts receivable                                     (1,863,763)        (2,081,270)
        Prepaid expenses and other current assets                          (142,061)           (39,098)
        Accounts payable                                                   (343,863)            11,386
        Accrued expenses                                                    (70,716)           130,508
        Deferred revenue                                                    401,955            169,785
                                                                       ------------       ------------
         Net cash provided by (used in) operating activities                971,835         (1,110,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                      (1,523,088)          (919,951)
Sale of short term investments                                            2,799,300          2,730,825
Purchase of long term investments, net of unrealized gain                (1,844,714)          (466,400)
Capitalized software costs                                               (2,279,895)        (1,096,818)
Purchase of other assets                                                   (300,000)                --
                                                                       ------------       ------------
         Net cash provided by (used in) investing activities             (3,148,397)           247,656

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations                                       (64,780)           (39,062)
Net proceeds from issuance of common stock                                  765,374            176,698
Cash payments for stock subscription receivable                              13,360             34,149
                                                                       ------------       ------------
         Net cash provided by financing activities                          713,954            171,785
                                                                       ------------       ------------

Net decrease in cash and cash equivalents                                (1,462,608)          (691,386)
Cash and cash equivalents at beginning of the period                     13,034,491          3,770,889
                                                                       ------------       ------------
Cash and cash equivalents at end of the period                         $ 11,571,883       $  3,079,503
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

2.       NET INCOME PER SHARE

         Net income per share is calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per share is computed using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method based on average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share.


                                                             Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30
                                                             ------------------              ----------------

                                                           1998              1997           1998            1997
                                                           ----              ----           ----            ----

Numerator - net income available
   to common shareholders                              $    497,665      $  763,674     $  532,788       $1,776,970
                                                       ============      ==========     ==========       ==========

Denominator for basic net income per
   share - weighted average shares outstanding            8,366,344       5,917,110      8,299,024        5,845,078

Effect of dilutive securities -
   employee stock options                                   561,690         650,973        527,808          653,944
                                                       ------------      ----------     ----------       ----------

Denominator for diluted net income per
   share - adjusted weighted average shares
   outstanding and assumed conversion of
   dilutive securities                                    8,928,034       6,568,083      8,826,832        6,499,022
                                                       ============      ==========     ==========       ==========
Net income per share - basic                           $       0.06      $     0.13         $ 0.06           $ 0.30
                                                       ============      ==========     ==========       ==========
Net income per share - diluted                         $       0.06      $     0.12         $ 0.06          $  0.27
                                                       ============      ==========     ==========       ==========

Stock Split

         The Company effected a three-for-two stock split in the form of a 50% stock dividend, distributed on May 18, 1998 to stockholders of record on May 11, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

3.       CAPITALIZED SOFTWARE COSTS

         The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs include costs incurred internally after technological feasibility has been established to develop and enhance computer software products and include certain purchased software costs. Capitalized software costs include purchased software costs of $761,000, and $311,000 at June 30, 1998 and December 31, 1997, respectively.

4.       COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income for the three months ended June 30, 1998 and 1997 is comprised of the following:


                                                                  Three months ended June 30,
                                                                   1998                 1997
                                                                ------------------------------
Net income as reported                                          $497,665              $763,674
Other comprehensive income:
   Unrealized gain on investments available
   for sale                                                       27,457                    --
                                                                --------              --------
Comprehensive income:                                           $525,122              $763,674
                                                                ========              ========


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

         Revenues were recorded in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 91-1 "Software Revenue Recognition" ("SOP 91-1") for the three months and six months ended June 30, 1997. Fees for the Company's software products are charged separately from fees for the Company's services and are recognized upon delivery, when no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Revenues for implementation, conversion, installation, training, interface and consulting services are recognized when the services are performed. Service revenues for ongoing customer and software support and product updates and disaster recovery services provide recurring revenues as they are recognized ratably over each year of the license agreement, the term of which is typically five years.

         In October 1997, the AICPA issued a new Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 supersedes SOP 91-1, and was adopted by the Company effective January 1, 1998. The Company has applied SOP 97-2 to all contracts signed during 1998. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements.

         The Company currently believes, based on its reading and interpretation of SOP 97-2, that future license and service agreements that require modifications to the software may require contract accounting for both the license fees and services and result in a deferral of license revenue compared to revenue recognition under SOP 91-1 for some agreements. If this historical trend continues there will be a material adverse effect on the Company's recognition of revenues and earnings in 1998 during the implementation of SOP 97-2, but the Company anticipates this effect will be reduced in future periods as the revenues are recognized over the service period. In addition, the percent of total revenue recognized from international sales could be reduced in 1998 as a result of implementation of SOP 97-2. During March 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers until December 15, 1998 the requirement of vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement as a condition to recognize revenue for elements delivered early in the arrangement.

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


                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                                 June 30,
                                                    ----------------------                   ----------------------
                                                    1998              1997                  1998              1997
                                                    ----              ----                  ----              ----
Revenues
   License fees and other                           64.9 %            72.7 %                65.4 %            67.6 %
   Implementation, customer and
     software support and other service fees        35.1 %            27.3 %                34.6 %            32.4 %
                                                  ------            ------                ------            ------

     Total revenues                                100.0 %           100.0 %               100.0 %           100.0 %

Expenses
   Cost of license fees and other                    8.4 %             9.7 %                 9.9 %             8.0 %
   Cost of implementation, customer and
     software support and other service fees        25.8 %            21.3 %                26.1 %            21.8 %
   Sales and marketing                              17.4 %            14.8 %                19.1 %            14.9 %
   General and administrative                       17.4 %            18.9 %                20.2 %            15.8 %
   Product development                              24.6 %            17.1 %                24.9 %            16.1 %
                                                  ------            ------                ------            ------
     Total expenses                                 93.6 %            81.8 %               100.2 %            76.6 %

Other income (expense)

   Interest income                                   7.2 %             1.1 %                 8.5 %             1.5 %
   Interest expense                                 (0.2)%            (0.3)%                (0.3)%            (0.3)%
   Other income                                      0.1 %            0.0 %                  0.1 %             0.0 %

Income before taxes                                 13.5 %            19.0 %                 8.0 %            24.6 %
Income tax expense                                   4.7 %             2.8 %                 2.8 %             3.5 %
                                                  ------            ------                 -----            ------
Net income                                           8.8 %            16.2 %                 5.2 %            21.1 %
                                                  ======            ======                 =====            ======


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Revenues. Total revenues increased $1.0 million, or 20.4%, to $5.7 million in the three months ended June 30, 1998 from $4.7 million for the three months ended June 30, 1997. Revenues from license fees and other increased $259,000, or 7.6%, to $3.7 million for the three months ended June 30, 1998 from $3.4 million in the three months ended June 30, 1997 due to increased number of customers and increased U.S. prices. Revenues from implementation, customer and software support and other service fees increased $702,000, or 54.6%, to $2.0 million in the three months ended June 30, 1998 from $1.3 million in the three months ended June 30, 1997 due to the increased number of customer installations and increased U.S. prices.

         Expenses. Cost of license fees and other was $473,000 and $456,000 in the three months ended June 30, 1998 and 1997, respectively. These costs increased as a result of higher amortization of capitalized software development costs and higher third party software royalties.

         Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support and other service fees increased $458,000, or 45.6%, to $1.5 million in the three months ended June 30, 1998 from $1.0 million in the three months ended June 30, 1997 as a result of additional personnel and travel costs related to increased Phoenix System implementation activity.

         Sales and marketing expenses increased $290,000, or 41.6%, to $987,000 in the three months ended June 30, 1998 from $697,000 in the three months ended June 30, 1997 as a result of additional expenses incurred in connection with increased staffing, travel and personnel related costs.

         General and administration expenses increased $97,000, or 10.9%, to $990,000 in the three months ended June 30, 1998 from $891,000 in the three months ended June 30, 1997 primarily as the result of increased professional services fees, rent, personnel related costs and bad debt expense.

         Product development expenses increased $594,000, or 74.0%, to $1.4 million in the three months ended June 30, 1998 from $802,000 in the three months ended June 30, 1997. Product development expenses increased primarily as a result of increased contract labor and personnel related costs.

         Other Income (Expense). Interest income was $407,000 and $54,000 in the three months ended June 30, 1998 and 1997, respectively. Interest income increased primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds from the public offering of the Company's common stock in August 1997.

         Income Tax Expense. Income tax expense was $268,000 and $131,000 in the three months ended June 30, 1998 and 1997, respectively. The Company's effective tax rate in the three months ended June 30, 1998 was 35% based on the estimated 1998 effective annual income tax rate. In the three months ended June 30, 1997, income tax expense represents withholding taxes which relate to the license of the Company's products to foreign customers and which are contractually payable by those customers and alternative minimum tax.

         Net Income. Net income decreased $266,000 to $498,000 in the three months ended June 30, 1998 from net income of $764,000 in the three months ended June 30, 1997 as a result of increased operating expenses.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Revenues. Total revenues increased $1.9 million, or 21.9%, to $10.3 million in the six months ended June 30, 1998 from $8.4 million for the six months ended June 30, 1997. Revenues from license fees and other increased $1.0 million, or 18.0%, to $6.7 million for the six months ended June 30, 1998 from $5.7 million in the six months ended June 30, 1997 due to increased number of customers and increased U.S. prices. Revenues from implementation, customer and software support and other service fees increased $824,000, or 30.2%, to $3.6 million in the six months ended June 30, 1998 from $2.7 million in the six months ended June 30, 1997 due to increased number of customer installations and increased U.S. prices.

         Expenses. Cost of license fees and other was $1.0 million and $675,000 in the six months ended June 30, 1998 and 1997, respectively. These costs increased as a result of higher amortization of capitalized software development costs and higher third party software royalties.

         Cost of implementation, customer and software support and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support and other service fees increased $849,000, or 46.2%, to $2.7 million in the six months ended June 30, 1998 from $1.8 million in the six months ended June 30, 1997 as a result of additional personnel costs related to increased Phoenix System implementation activity.

         Sales and marketing expenses increased $701,000, or 55.7%, to $2.0 million in the six months ended June 30, 1998 from $1.3 million in the six months ended June 30, 1997 as a result of additional expenses incurred in connection with increased staffing, travel and personnel related costs.

         General and administration expenses increased $745,000, or 56.1%, to $2.1 million in the six months ended June 30, 1998 from $1.3 million in the six months ended June 30, 1997 primarily as the result of increased professional services fees, rent, personnel related costs and bad debt expense.

         Product development expenses increased $1.2 million, or 88.4%, to $2.6 million in the six months ended June 30, 1998 from $1.4 million in the six months ended June 30, 1997. Product development expenses increased as a result of increased contract labor and personnel related costs.

         Other Income (Expense). Interest income was $854,000 and $128,000 in the six months ended June 30, 1998 and 1997, respectively. Interest income increased primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds from the public offering of the Company's common stock in August 1997.

         Income Tax Expense. Income tax expense was $287,000 and $299,000 in the six months ended June 30, 1998 and 1997, respectively. The Company's effective tax rate in the six months ended June 30, 1998 was 35% based on the estimated 1998 effective annual income tax rate. In the six months ended June 30, 1997, income tax expense represents withholding taxes which relate to the license of the Company's products to foreign customers and which are contractually payable by those customers and alternative minimum tax.

         Net Income. Net income decreased $1.2 million to $533,000 in the six months ended June 30, 1998 from $1.8 million in the six months ended June 30, 1997 as a result of increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $11.6 million at June 30, 1998. For the six months ended June 30, 1998, cash provided by operations was $1.0 million. A decrease in trade accounts receivable of $1.0 million and an increase in deferred revenue of $400,000 provided cash in the Company's operating activities. Cash used by investing activities was $3.1 million for the six months ended June 30, 1998, including $1.5 million for purchases of property and equipment, $450,000 for purchased software to be used to further develop the Phoenix System, and $1.8 million for capitalized software development costs. Purchase of long term investments used $1.8 million of cash and the sale of short term investments provided $2.8 million in cash for the six months ended June 30, 1998. Financing activities provided $713,000 of cash for the six months ended June 30, 1998, including $765,000 from the issuance of common stock pursuant to the exercise of stock options. Capital lease payments represented a use of cash of $65,000 for the six months ended June 30, 1998. Working capital was $23.8 million at June 30, 1998.

         The Company believes its cash balances, investments and cash flow from operations will be sufficient to meet its working capital, capital expenditure and capitalized software development requirements through at least June 1999. Cash flows from operating activities are dependent on continued advance payments from customers, and there is no assurance that the Company will continue to receive these payments from customers or that it will continue to receive these payments in advance on the same terms as it has in the past. The Company anticipates that its operating and investing activities may use cash in the future, particularly from growth in operations and development activities. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

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

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of the Company was held on May 8, 1998 for the following purposes:

         1. to elect three Class II directors to serve for three-year terms and to elect one Class III director to serve for a one-year term

         2. to consider and act upon the proposal to amend the Company's 1995 Stock Option Plan, effective as of October 21, 1995, to increase the shares reserved for issuance thereunder from 500,000 to 700,000

         3. to consider and act upon the proposal to amend the Company's 1996 Director Stock Option Plan to increase the shares reserved for issuance thereunder from 99,000 to 150,000

         4. to consider and act upon the proposal to adopt the Company's 1998 Employee Stock Purchase Plan

         Only shareholders of record at the close of business on March 16, 1998 were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Florida Business Corporation Act, and there was no solicitation in opposition to management's solicitations.

         Proxies and ballots were received from the holders of 4,682,328 shares of the Company's common stock, representing 84.2% of the outstanding shares of common stock.

The results were as follows:

         1. The three individuals nominated to serve as Class II directors and the one individual nominated to serve as a Class III director were elected with the number of votes for and withheld as indicated below:

                 Nominee                          For                  Withheld
                 -------                          ---                  --------
                 Paul A. Jones                4,649,642                 32,686
                 J. Michael Murphy            4,655,638                 26,690
                 Glenn W. Sturm               4,655,638                 26,690
                 Raju M. Shivdasani           4,655,638                 26,690


               Also, the shareholders approved the following matters with the number of votes for,
              against and withheld as indicated below:


                                                              For            Against      Withheld
                                                              ---            -------      --------
         2.   The proposal to amend the Company's             2,765,895       12,276       990,346
              1995 Stock Option Plan

         3.   The proposal to amend the Company's             2,732,738       12,586     1,023,193
              1996 Director Stock Option Plan

         4.   The proposal to adopt the Company's             2,737,316       10,306        20,815
              1998 Employee Stock Option Plan


ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

   Exhibit
     No.   Description

     3.1 Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment to Amended and Restated articles of Incorporation as filed with the Secretary of the State of Florida on May 28, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 333-31415) as declared effective by the SEC on August 13, 1997. (the "Registration Statement").
     3.2 Amended and Restated Bylaws, effective July 8, 1996, (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14, 1996, File No. 0-20937)
     4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of Registration Statement).
   10.1    Form of Domestic Software License Agreement.
   10.2    Form of International Software License Agreement.
   27.1 Financial Data Schedule for the three months ended June 30, 1998 (for SEC use only)

          b)   Reports on Form 8-K
               None.

                                   SIGNATURES

                   Pursuant to the requirements of the Securities and Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHOENIX INTERNATIONAL LTD., INC.



July 31, 1998                          /s/ Bahram Yusefzadeh
                                    ------------------------------------------
     Date                           Bahram Yusefzadeh
                                    Chairman of the Board and Chief Executive
                                    Officer
                                    (principal executive officer)

                                       /s/ Anthony R. Obrzut
                                    ------------------------------------------
                                    Anthony R. Obrzut
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit
  No.      Description                                                             Page
  ---      -----------                                                             ----
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

10.1       Form of Domestic Software License Agreement.

10.2       Form of International Software License Agreement.

27.1       Financial Data Schedule for the three months ended June 30, 1998
           (for SEC use only)

          c)    Reports on Form 8-K
                None.