Form 10-Q
period 1998-09-30
PHOENIX INTERNATIONAL LTD INC
filed 1998-11-06
CIK 1013687

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______, 19__.

                        Commission file number : 0-20937
                              ___________________

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                           Outstanding at November 4, 1998
Common Stock, $0.01 par value                                              8,496,233
                                                                   -------------------------
                                                                        (No. of Shares)

================================================================================

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q


                                                                                                                PAGE
              PART I                 FINANCIAL INFORMATION

              Item 1.                Financial Statements                                                        3

                                     Condensed Consolidated Balance Sheets as of
                                     September 30, 1998 and December 31, 1997                                    3

                                     Condensed Consolidated Statements of
                                     Operations for the Three Months and Nine
                                     Months ended September 30, 1998 and 1997                                    4

                                     Condensed Consolidated Statements of Cash Flows for the Nine
                                     Months ended September 30, 1998 and 1997                                    5

                                     Notes to Condensed Consolidated Financial Statements                        6

               Item 2.               Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations                                                   7

              PART II                OTHER INFORMATION

               Item 1.               Legal Proceedings                                                           15

               Item 2.               Changes in Securities                                                       15

               Item 3.               Defaults upon Senior Securities                                             15

               Item 4.               Submission of Matters to a Vote of Security Holders                         15

               Item 5.               Other Information                                                           15

               Item 6.               Exhibits and Reports on Form 8-K                                            15

            SIGNATURES

            EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        PHOENIX INTERNATIONAL LTD., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,      December 31,
                                                                                        1998              1997
                                                                                    -------------      ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 5,832,577       $13,034,491
    Investments, available for sale                                                    1,990,400         7,705,000
    Accounts receivable, net of allowance for doubtful accounts of $473,350
         and $155,000 at September 30, 1998 and December 31, 1997, respectively        7,312,080         4,578,485
    Unbilled accounts receivable                                                       5,951,471         3,766,322
    Deferred tax asset                                                                 2,065,863         2,229,000
    Prepaid expenses and other current assets                                            538,935           592,274
                                                                                     -----------       -----------
         Total current assets                                                         23,691,326        31,905,572
Long term investments, available for sale                                             21,104,252        13,088,014
Property and equipment:
    Computer equipment and purchased software                                          3,963,379         2,217,366
    Furniture, office equipment and leasehold improvements                             2,154,127         1,100,275
                                                                                     -----------       -----------
                                                                                       6,117,506         3,317,641
    Accumulated depreciation and amortization                                         (1,822,180)         (972,616)
                                                                                     -----------       -----------
         Total property and equipment                                                  4,295,326         2,345,025
Capitalized software costs, net of accumulated
    Amortization of $1,902,782 and $1,078,749 at September 30, 1998 and
    December 31, 1997, respectively                                                    6,271,374         3,522,484
Other assets                                                                           1,879,150         1,296,400
                                                                                     -----------       -----------
         Total assets                                                                $57,241,428       $52,157,495
                                                                                     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $   874,424       $   624,924
    Accrued expenses                                                                   2,197,425         1,810,662
    Capital lease, current portion                                                       138,936           129,997
    Deferred revenue                                                                   2,499,216         1,851,960
                                                                                     -----------       -----------
         Total current liabilities                                                     5,710,001         4,417,543
Deferred revenue under economic development grant                                             --            95,000
Deferred tax liability                                                                 1,921,576         1,309,000
Capital lease, long term portion                                                         394,011           500,821
                                                                                     -----------       -----------
         Total long term liabilities                                                   2,315,587         1,904,821
                                                                                     -----------       -----------
         Total liabilities                                                             8,025,588         6,322,364
Shareholders' equity:
Common stock, $0.01 par value
   50,000,000 shares authorized, 8,481,408 and 8,153,127 issued and
   Outstanding at September 30, 1998 and December 31, 1997 respectively                   84,814            81,531
Additional paid-in capital                                                            45,235,677        43,900,249
Stock subscription receivables                                                                --           (13,360)
Unrealized gain on investments available for sale (net of tax effect)                    379,565                --
Retained earnings                                                                      3,515,784         1,866,711
                                                                                     -----------       -----------
         Total shareholders' equity                                                   49,215,840        45,835,131
                                                                                     -----------       -----------
         Total liabilities and shareholders' equity                                  $57,241,428       $52,157,495
                                                                                     ===========       ===========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                   ---------------------------       -----------------------------
                                                      1998             1997              1998              1997
                                                      ----             ----              ----              ----
Revenues:
   License fees and other                          $4,762,975       $2,235,353       $11,474,125       $ 7,924,796
   Implementation, customer and software
      support and other service fees                3,239,504        1,119,357         6,793,501         3,849,746
                                                   ----------       ----------       -----------       -----------
         Total revenues                             8,002,479        3,354,710        18,267,626        11,774,542

Expenses:
   Cost of license fees and other                     549,659          454,545         1,567,334         1,129,882
   Cost of implementation, customer and
     software support and other service fees        1,878,544          993,981         4,561,908         2,828,770
   Sales and marketing                              1,175,453          763,552         3,133,702         2,021,216
   General and administrative                       1,239,936          649,378         3,312,476         1,977,279
   Product development                              1,907,626          805,578         4,461,475         2,161,156
                                                   ----------       ----------       -----------       -----------
         Total expenses                             6,751,218        3,667,034        17,036,895        10,118,303

Other income (expense):
   Interest income                                    390,751          233,068         1,244,901           361,545
   Interest expense                                   (12,578)         (15,308)          (39,655)          (36,745)
   Other income                                        87,928          109,671           101,058           109,671
                                                   ----------       ----------       -----------       -----------

Income before income taxes                          1,717,362           15,107         2,537,035         2,090,710
Income tax expense                                    601,077            5,136           887,962           303,769
                                                   ----------       ----------       -----------       -----------
Net income                                         $1,116,285       $    9,971       $ 1,649,073       $ 1,786,941
                                                   ==========       ==========       ===========       ===========
Net income per share - basic                       $     0.13       $     0.00       $      0.20       $     0 .29
                                                   ==========       ==========       ===========       ===========
Net income per share - diluted                     $     0.13       $     0.00       $      0.19       $     0 .26
                                                   ==========       ==========       ===========       ===========
Weighted average shares outstanding - basic         8,422,974        6,950,588         8,340,341         6,213,581
                                                   ==========       ==========       ===========       ===========
Weighted average shares outstanding - diluted       8,874,710        7,647,260         8,842,791         6,881,768
                                                   ==========       ==========       ===========       ===========


The accompanying notes are an integral part of these condensed consolidated statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                     -----------------------------
                                                                         1998               1997
                                                                     -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 1,649,073       $ 1,786,941
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                  1,673,597           765,387
        Provision for doubtful accounts                                  347,150            90,000
        Deferred taxes                                                 1,155,878                --
        Revenues under economic development grant                        (95,000)               --
    Changes in operating assets and liabilities:
        Accounts receivable                                           (3,080,745)       (2,067,246)
        Unbilled accounts receivable                                  (2,185,149)       (2,111,664)
        Prepaid expenses and other current assets                         53,339          (100,360)
        Accounts payable                                                 249,500            67,054
        Accrued expenses                                                 386,763           275,992
        Deferred revenue                                                 647,256           (66,057)
                                                                     -----------       -----------
         Net cash provided by (used in) operating activities             801,662        (1,359,953)
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (2,799,865)       (1,063,085)
Sale of short term investments                                         5,714,600         2,730,825
Purchase of long term investments, net of unrealized gain             (8,016,238)               --
Capitalized software costs                                            (3,572,923)       (1,571,880)
Purchase of other assets                                                (582,750)       (1,266,400)
                                                                     -----------       -----------
         Net cash used in investing activities                        (9,257,176)       (1,170,540)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations                                    (97,871)          (69,126)
Net proceeds from issuance of common stock                             1,338,111        31,737,455
Cash payments for stock subscription receivable                           13,360            96,415
                                                                     -----------       -----------
         Net cash provided by financing activities                     1,253,600        31,764,744
                                                                     -----------       -----------

Net (decrease) increase in cash and cash equivalents                  (7,201,914)       29,234,251
Cash and cash equivalents at beginning of the period                  13,034,491         3,770,889
                                                                     -----------       -----------
Cash and cash equivalents at end of the period                       $ 5,832,577       $33,005,140
                                                                     ===========       ===========


The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

For the nine months ended September 30, 1997, financing activities provided $31.8 million of cash primarily from the issuance of 1,474,000 shares pursuant to the company's offering of its common stock in August 1997. In subsequent periods, this cash has been invested in the purchase of long and short term investments.

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

The following table sets forth the computation of basic and diluted earnings per share.

                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                   September 30
                                                    --------------------------      --------------------------
                                                       1998            1997            1998            1997
                                                       ----            ----            ----            ----
Numerator - net income available
   to common shareholders                           $1,116,285      $    9,971      $1,649,073      $1,786,941
                                                    ==========      ==========      ==========      ==========

Denominator for basic net income per
   share - weighted average shares outstanding       8,422,974       6,950,588       8,340,341       6,213,581

Effect of dilutive securities -
   employee stock options                              451,736         696,672         502,450         668,187
                                                    ----------      ----------      ----------      ----------

Denominator for diluted net income per share -
   adjusted weighted average shares
   outstanding and assumed conversion of
   dilutive securities                               8,874,710       7,647,260       8,842,791       6,881,768
                                                    ==========      ==========      ==========      ==========
Net income per share - basic                        $     0.13      $     0.00      $     0.20      $     0.29
                                                    ==========      ==========      ==========      ==========
Net income per share - diluted                      $     0.13      $     0.00      $     0.19      $     0.26
                                                    ==========      ==========      ==========      ==========

Stock Split
         The Company effected a three-for-two stock split in the form of a 50% stock dividend, distributed on May 18, 1998 to stockholders of record on May 11, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

3.       CAPITALIZED SOFTWARE COSTS

         The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs include costs incurred internally after technological feasibility has been established to develop and enhance computer software products and include certain purchased software costs. Capitalized software costs include purchased software costs of $761,000 and $311,000 at September 30, 1998 and December 31, 1997, respectively.

4.       COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income for the three months and nine months ended September 30, 1998 and 1997 is comprised of the following:

                                                     Three months ended           Nine months ended
                                                       September 30,                September 30,
                                                 ----------------------      ---------------------------
                                                    1998          1997          1998             1997
                                                 ----------      ------      ----------      -----------
  Net income as reported                         $1,116,285      $9,971      $1,649,073      $ 1,786,941
  Other comprehensive income:
   Unrealized gain on investments available
   for sale (net of tax effect)                     352,108         -0-         379,565          (94,379)
                                                 ----------      ------      ----------      -----------
Comprehensive income                             $1,468,393      $9,971      $2,028,638      $ 1,692,562
                                                 ==========      ======      ==========      ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OVERVIEW

OVERVIEW

         The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's development and implementation of the Phoenix System and its other products); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements.

         Actual results may differ materially from these forward-looking statements as a result of many factors, including the inability to obtain, continue and manage growth or execute agreements with new customers; fluctuations in quarterly operating results; market acceptance of new products and enhancements; growth in the Company's customers; increased competition; dependence on new products; rapid changes in technology, and the other factors discussed in the Company's registration statement on Form S-1 as declared effective on August 13, 1997, including the "Risk Factors" section contained therein.

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

         Revenues were recorded in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 91-1 "Software Revenue Recognition" ("SOP 91-1") for the three months and nine months ended September 30, 1997. Fees for the Company's software products are charged separately from fees for the Company's services and are recognized upon delivery, when no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Revenues for implementation, conversion, installation, training, interface and consulting services are recognized when the services are performed. Service revenues for ongoing customer and software support and product updates and disaster recovery services provide recurring revenues as they are recognized ratably over each year of the license agreement, the term of which is typically five years.

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

         The Company currently believes, based on its reading and interpretation of SOP 97-2, that future license and service agreements that require modifications to the software may require contract accounting for both the license fees and services and result in a deferral of license revenue compared to revenue recognition under SOP 91-1 for some agreements. If this historical trend continues there will be a material adverse effect on the Company's recognition of revenues and earnings in 1998 during the implementation of SOP 97-2, but the Company anticipates this effect will be reduced in future periods as revenues are recognized over the service period. In addition, the percent of total revenue recognized from international sales could be reduced in 1998 as a result of implementation of SOP 97-2 due to significant modifications to the software. During March 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers until December 15, 1998 the requirement of vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement as a condition to recognizing revenue for elements delivered early in the arrangement.

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

YEAR 2000

         The Company's business and relationships with its customers, marketing agents, VARs and other parties depend significantly on a number of computer software programs, internal operating systems and network, telephonic and internet connections. If any of these software programs, systems or connections are not able to recognize, store, transmit and properly process dates before, on and after January 1, 2000 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition and results of operations of both the effected customers and the Company. In an effort to protect against possible Year 2000 problems, Phoenix has examined the Year 2000 issue as it affects three critical areas of its business operations: (1) the Phoenix System; (2) its internal operating and accounting systems; and (3) its customers' core processing systems.

         Phoenix believes that the Phoenix System already addresses the Year 2000 issue because it was designed to require a four-digit year to be entered into the date fields of the program and has always stored and processed information using four-digit years. The Phoenix System employs sophisticated database and other technologies provided by recognized companies in the software industry (e.g., Sybase, MicroSoft and Centura). Many of these industry companies have published materials indicating their products are Year 2000 compliant and the Company believes these products are capable of addressing the Year 2000 issue. The Company has tested the Phoenix System repeatedly using various dates before, on and after January 1, 2000, including all of the dates established by the Federal Financial Institutions Examination Council in its April 10, 1998 statement of guidelines for Year 2000 readiness. Phoenix discovered no Year 2000 problems during such tests. Phoenix plans to continue testing the Phoenix System periodically using any additional dates set forth for testing in any future guidelines established for financial institutions in the United States or by foreign governmental regulatory agencies. Phoenix has not made any material modification to the coding for the Phoenix System software and does not anticipate making any such changes to accommodate the Year 2000 issue.

         Phoenix has also reviewed its internal accounting and operating systems in the United States and currently believes that these programs and systems are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without material costs or delays. Phoenix has not conducted tests on the third party products or systems used in its business and at its offices or on the systems used by its marketing agents, VARs or other third parties. The Company has contacted the providers of material goods and services used in Phoenix's operations and has received written assurances from several of these providers that their products and services are capable of addressing the Year 2000 issue. The Company has not yet completed a review of the accounting and operating systems of its value added resellers. Phoenix currently expects to complete its Year 2000 examination of its internal accounting and operating systems by the end of March 1999. The Company has not yet completed a review of the operating systems used in its international offices in London, England and Wellington, New Zealand and currently expects that this review will not be complete until the middle of 1999. There can be no assurances, however, that any or all of these products and services are Year 2000 compliant. However, Phoenix believes that if any Year 2000 issues are discovered when these international office systems are examined and tested, the Company will be able to modify or replace these systems without material costs or delays.

         Phoenix believes that if its customers do not successfully address Year 2000 issues in their operations, the Company's operations may be interrupted, hindered or delayed. This would have a material adverse effect on Phoenix's business, financial condition and results of operations. Phoenix (with assistance from some of its customers) has developed a Year 2000 readiness program that is designed to assist its customers in testing their core processing systems for Year 2000 problems. Phoenix has invited its United States customers (and plans to invite its international customers) to test their core processing systems at Phoenix's facilities, using all of the same hardware and other third-party products employed at their institutions. The customer institution selects the dates and other information to be tested and Phoenix monitors the performance of the customer's processing system and reports on any Year 2000 problems identified. Testing under this program is scheduled to begin in November 1998 and is expected to last between two and three days for each customer institution.

         The Company believes that many financial institutions, industry vendors and suppliers, and other third parties are still in the preliminary stages of analyzing their software and systems to address Year 2000 issues. It is not possible, therefore, for the Company to accurately analyze or predict possible "worst-case scenarios" related to the Year 2000 issue and the potential impact to the Company's business if any of these parties fail to adequately address the Year 2000 issue in their business operations. The Company currently believes that the greatest risk to its business from Year 2000 issues will come from its customers and third parties whose systems fail as a result of the Year 2000 issue. The Company has not developed a contingency plan for Year 2000 problems experienced by these customers and third parties. It is impossible to estimate the potential expenses involved or delays which may result from a large-scale failure of the Company's customer institutions and third parties to resolve their Year 2000 issues in a timely manner and there can be no assurance that such expenses, failures or delays will not have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues represented by certain line items in the Company's statement of operations for the periods indicated.

                                                         Three Months Ended                     Nine Months Ended
                                                           September 30,                           September 30,
                                                       ---------------------                 ----------------------
                                                       1998             1997                 1998              1997
                                                       ----             ----                 ----              ----
Revenues
   License fees and other                              59.5 %          66.6 %                62.8 %            67.3 %
   Implementation, customer and
    software support, and other service fees           40.5 %          33.4 %                37.2 %            32.7 %
                                                     --------         -------              --------           -------

     Total revenues                                   100.0 %         100.0 %               100.0 %           100.0 %

Expenses
   Cost of license fees and other                       6.9 %          13.5 %                 8.6 %             9.6 %
   Cost of implementation, customer and
   software support, and other service fees            23.5 %          29.6 %                25.0 %            24.0 %
   Sales and marketing                                 14.7 %          22.8 %                17.2 %            17.2 %
   General and administrative                          15.5 %          19.4 %                18.1 %            16.7 %
   Product development                                 23.8 %          24.0 %                24.4 %            18.4 %
                                                       ------        --------              --------            ------
     Total expenses                                    84.4 %         109.3 %                93.3 %            85.9 %

Other income (expense)
   Interest income                                      4.9 %           6.9 %                 6.9 %             3.1 %
   Interest expense                                    (0.2)%          (0.4)%                (0.2)%            (0.3)%
   Other income                                         1.1 %           3.3%                  0.6 %             0.9 %
                                                       ------          -----                 ------            ------

Income before taxes                                    21.4 %           0.5 %                 14.0%            17.8 %
Income tax expense                                      7.5 %           0.2 %                  4.9%             2.6 %
                                                      -------          ------                ------            ------
Net income                                             13.9 %           0.3 %                  9.1%            15.2 %
                                                     ========         =======                ======            ======

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Revenues. Total revenues increased $4.6 million, or 138.5%, to $8.0 million in the three months ended September 30, 1998 from $3.4 million for the three months ended September 30, 1997. Revenues from license fees and other increased $2.6 million, or 113.1%, to $4.8 million for the three months ended September 30, 1998 from $2.2 million in the three months ended September 30, 1997 due largely to an increased number of customers and increased prices for U.S. licenses of the Phoenix System. Revenues from implementation, customer and software support, and other service fees increased $2.1 million, or 189.4%, to $3.2 million in the three months ended September 30, 1998 from $1.1 million in the three months ended September 30, 1997 due mostly to the increased number of customer installations and increased prices charged by the Company for these services in the U.S.

         Expenses. Cost of license fees and other was $550,000 and $455,000 in the three months ended September 30, 1998 and 1997, respectively. These costs increased in the 1998 period mainly as a result of higher amortization of capitalized software development costs and higher third party software royalties.

         Cost of implementation, customer and software support, and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support, and other service fees increased $885,000, or 89%, to $1.9 million in the three months ended September 30, 1998 from $1.0 million in the three months ended September 30, 1997 primarily as a result of additional personnel and travel costs related to increased Phoenix System implementation activity.

         Sales and marketing expenses increased $412,000, or 53.9%, to $1.2 million in the three months ended September 30, 1998 from $764,000 in the three months ended September 30, 1997 largely as a result of additional expenses incurred in connection with increased staffing, travel and personnel related costs.

         General and administration expenses increased $591,000, or 90.9%, to $1.2 million in the three months ended September 30, 1998 from $649,000 in the three months ended September 30, 1997 primarily as the result of increased professional services fees, rent, personnel related costs and bad debt expense.

         Product development expenses increased $1.1 million, or 136.8%, to $1.9 million in the three months ended September 30, 1998 from $806,000 in the three months ended September 30, 1997. Product development expenses increased in the 1998 period primarily as a result of increased contract labor and personnel related costs.

         Other Income (Expense). Interest income was $391,000 and $233,000 in the three months ended September 30, 1998 and 1997, respectively. Interest income increased in the 1998 period primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds from the public offering of the Company's common stock which was completed in August 1997.

         Income Tax Expense. Income tax expense was $601,000 and $5,000 in the three months ended September 30, 1998 and 1997, respectively. Income tax expense increased as a result of increased revenues and diminishing net operating losses. The Company's effective tax rate in the three months ended September 30, 1998 was 35% based on the estimated 1998 effective annual income tax rate. In the three months ended September 30, 1997, income tax expense represents withholding taxes which relate to licenses of the Company's products to foreign customers (which taxes are contractually payable by those customers) and alternative minimum tax.

         Net Income. Net income increased to $1.1 million in the three months ended September 30, 1998 from net income of $10,000 in the three months ended September 30, 1997 as a result of increased revenues.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Revenues. Total revenues increased $6.5 million, or 55.1%, to $18.3 million in the nine months ended September 30, 1998 from $11.8 million for the nine months ended September 30, 1997. Revenues from license fees and other increased $3.5 million, or 44.8%, to $11.4 million for the nine months ended September 30, 1998 from $7.9 million in the nine months ended September 30, 1997 due largely to an increased number of customers and increased prices for U.S. licenses of the Phoenix System. Revenues from implementation, customer and software support, and other service fees increased $2.9 million, or 76.5%, to $6.8 million in the nine months mainly ended September 30, 1998 from $3.8 million in the nine months ended September 30, 1997 due to increased number of customer installations and increased prices charged by the Company for these services in the U.S.

         Expenses. Cost of license fees and other was $1.6 million and $1.1 million in the nine months ended September 30, 1998 and 1997, respectively. These costs increased primarily as a result of higher amortization of capitalized software development costs and higher third party software royalties.

         Cost of implementation, customer and software support, and other service fees consists primarily of personnel related costs incurred in providing implementation, conversion and installation services, training and customer support. Cost of implementation, customer and software support and other service fees increased $1.7 million, or 61.3%, to $4.6 million in the nine months ended September 30, 1998 from $2.8 million in the nine months ended September 30, 1997 mostly as a result of additional personnel costs related to increased Phoenix System implementation activity.

         Sales and marketing expenses increased $1.1 million, or 55.0%, to $3.1 million in the nine months ended September 30, 1998 from $2.0 million in the nine months ended September 30, 1997 mainly as a result of additional expenses incurred in connection with increased staffing, travel and personnel related costs.

         General and administration expenses increased $1.3 million, or 67.5%, to $3.3 million in the nine months ended September 30, 1998 from $2.0 million in the nine months ended September 30, 1997 primarily as the result of increased professional services fees, rent, personnel related costs and bad debt expense.

         Product development expenses increased $2.3 million, or 106.4%, to $4.5 million in the nine months ended September 30, 1998 from $2.2 million in the nine months ended September 30, 1997. Product development expenses increased primarily as a result of increased contract labor and personnel related costs.

         Other Income (Expense). Interest income was $1.2 million and $362,000 in the nine months ended September 30, 1998 and 1997, respectively. Interest income increased primarily due to the increase in interest-bearing funds resulting from the investment of the proceeds from the public offering of the Company's common stock in August 1997.

         Income Tax Expense. Income tax expense was $888,000 and $304,000 in the nine months ended September 30, 1998 and 1997, respectively. Income tax expense increased as a result of increased revenues and diminished net operating losses. The Company's effective tax rate in the nine months ended September 30, 1998 was 35% based on the estimated 1998 effective annual income tax rate. In the nine months ended September 30, 1997, income tax expense represents withholding taxes which relate to licenses of the Company's products to foreign customers (which are contractually payable by those customers) and alternative minimum tax.

         Net Income. Net income decreased $138,000 to $1.6 million in the nine months ended September 30, 1998 from $1.8 million in the nine months ended September 30, 1997 mainly as a result of increased operating expenses and the deferral of certain revenues as mandated by SOP 97-2.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $5.8 million at September 30, 1998. For the nine months ended September 30, 1998, cash provided by operations was $802,000. Increases in trade accounts receivable of $3.1 million and in unbilled accounts receivable of $2.2 million used cash from the Company's operating activities and an increase in deferred revenue of $647,000 provided cash in the Company's operating activities. Cash used by investing activities was $9.3 million for the nine months ended September 30, 1998, including $2.8 million for purchases of property and equipment, $450,000 for purchased software to be used to further develop the Phoenix System, and $3.1 million for capitalized software development costs. Purchase of long term investments used $8.0 million of cash and the sale of short term investments provided $5.7 million in cash for the nine months ended September 30, 1998. Financing activities provided $1.3 million of cash for the nine months ended September 30, 1998, including $1.3 million from the issuance of common stock pursuant to the exercise of stock options. Capital lease payments represented a use of cash of $98,000 for the nine months ended September 30, 1998. Working capital was $18.0 million at September 30, 1998.

         For the nine months ended September 30, 1997, financing activities provided $31.8 million of cash primarily from the issuance of 1,474,000 shares pursuant to the company's offering of its common stock in August 1997. In subsequent periods, this cash has been invested in the purchase of long and short term investments.

         The Company believes its cash balances, investments and cash flow from operations will be sufficient to meet its working capital, capital expenditure and capitalized software development requirements through at least the summer of 1999. Cash flows from operating activities are dependent on continued advance payments from customers, and there is no assurance that the Company will continue to receive these payments from customers or that it will continue to receive these payments in advance on the same terms as it has in the past. The Company anticipates that its operating and investing activities may use cash in the future, particularly from growth in operations and development activities. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

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

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
         a)       Exhibits

       Exhibit
         No.      Description
         ---      -----------
         3.1      Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment to Amended and Restated articles of
                  Incorporation as filed with the Secretary of the State of
                  Florida on May 28, 1997 (incorporated by reference to Exhibit
                  3.1 of the Company's Registration Statement on Form S-1 (No.
                  333-31415) as declared effective by the SEC on August 13,
                  1997. (the "Registration Statement").
         3.2      Amended and Restated Bylaws, effective July 8, 1996,
                  (incorporated by reference to Exhibit 3.2 of the Company's
                  Form 10-Q, dated August 14, 1996, File No. 0-20937)
         4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and
                  Restated Articles of Incorporation and Amended and Restated
                  Bylaws defining the rights of the holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of
                  Registration Statement).
         10.1     Agreement for Software Services in Relation to Phoenix Banking
                  System dated September 30, 1998 between the Company and
                  Siemens Nixdorf Information Systems Pty. Limited.
         27.1     Financial Data Schedule for the nine months ended September
                  30, 1998 (for SEC use only)

         b)       Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PHOENIX INTERNATIONAL LTD., INC.



                                 /s/ Bahram Yusefzadeh
----------------             ----------------------------------------
November 4, 1998             Bahram Yusefzadeh
                             Chairman of the Board and Chief Executive Officer
                             (principal executive officer)



                                 /s/ Anthony R. Obrzut
----------------             ----------------------------------------
November 4, 1998             Anthony R. Obrzut
                             Acting Chief Financial Officer
                             (principal financial and accounting officer)

                                  EXHIBIT INDEX


       Exhibit
         No.      Description                                                           Page
         ---      -----------                                                           ----
         3.1      Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment to Amended and Restated articles of
                  Incorporation as filed with the Secretary of the State of
                  Florida on May 28, 1997 (incorporated by reference to Exhibit
                  3.1 of the Company's Registration Statement on Form S-1 (No.
                  333-31415) as declared effective by the SEC on August 13,
                  1997. (the "Registration Statement").
         3.2      Amended and Restated Bylaws, effective July 8, 1996,
                  (incorporated by reference to Exhibit 3.2 of the Company's
                  Form 10-Q, dated August 14, 1996, File No. 0-20937)
         4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and
                  Restated Articles of Incorporation and Amended and Restated
                  Bylaws defining the rights of the holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of
                  Registration Statement).
         10.1     Agreement for Software Services in Relation to Phoenix Banking
                  System dated September 30, 1998 between the Company and
                  Siemens Nixdorf Information Systems Pty. Limited.
         27.1     Financial Data Schedule for the three months ended September
                  30, 1998 (for SEC use only)