Form 10-K
period 1998-12-31
PHOENIX INTERNATIONAL LTD INC
filed 1999-03-25
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         ______________

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

               Common Stock, $0.01 Par Value Per Share                                   None
                        (Title of each class)                          (Name of each exchange on which registered)

     Securities registered pursuant to Section 12(g) of the Act:

                                      None
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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 22, 1999, as reported on the Nasdaq Stock Market's National Market, was approximately $28,133,460. As of March 22, 1999, the Registrant had outstanding 8,504,989 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 1998 ANNUAL REPORT TO SHAREHOLDERS OF THE REGISTRANT ARE INCORPORATED BY REFERENCE IN PART II OF THIS FORM 10-K, AND PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S 1999 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 7, 1999 ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                               INDEX OF FORM 10-K

PART I


Item 1.           Business.......................................................................................     3

Item 2.           Properties.....................................................................................    16

Item 3.           Legal Proceedings..............................................................................    16

Item 4.           Submission of Matters to a Vote of Security Holders............................................    17

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..........................    18

Item 6.           Selected Financial Data........................................................................    18

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations..........    18

Item 7A.          Quantitative and Qualitative Disclosure on Market Risk.........................................    18

Item 8.           Financial Statements and Supplementary Data....................................................    18

Item 9.           Changes and Disagreements with Accountants in Accounting and Financial Disclosure..............    18

PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................    19

Item 11.          Executive Compensation.........................................................................    22

Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................    22

Item 13.          Certain Relationships and Related Transactions.................................................    22

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    23

                                     PART I

ITEM 1.  BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; and (iii) the Company's growth and operating strategies. Words such as "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," and "plans" are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on significant new customers and the timing of customer contracts; dependence on its strategic alliances and marketing relationships; its ability to expand and leverage its sales force and other distribution channels worldwide; fluctuations in its quarterly results; ability to continue and manage its growth; Year 2000 risks and concerns; competition and the other factors discussed herein and in the Company's filings with the Securities and Exchange Commission (the "Commission"), including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-31415), as declared effective on August 13, 1997.

GENERAL

         Phoenix International Ltd., Inc. is a leading provider of highly adaptable, enterprise-wide client/server application software and related services to the financial services industry. Phoenix's flagship product, the Phoenix System, is a fully integrated processing solution that manages financial institutions' retail and wholesale operations in an open-system environment. The Company offers the Phoenix System, together with its trade finance and global payments software products and a full suite of professional and systems integration services, to financial institutions around the world. Phoenix's primary market focus in the United States is on financial institutions with assets of $100 million to $2 billion and internationally is on retail-oriented institutions located in Africa, Asia-Pacific, Europe, Central and South America and the Middle East that have up to 300 branches and/or one million accounts ("Tier 2 Banks"). As of December 31, 1998, Phoenix's customer base included 127 institutions worldwide.

         The Company's Chairman of the Board and Chief Executive Officer, Bahram Yusefzadeh, has 30 years of experience in the banking software industry. In addition, the Company's senior management team has over 100 years of experience in the retail banking and/or software industries and 45 years of trade finance and wholesale banking experience. Mr. Yusefzadeh founded Phoenix for the purpose of developing and marketing a new generation of integrated banking software applications using client/server technology that would replace less flexible and technologically dated legacy systems. Phoenix combined (i) its management's extensive experience with banking and banking software systems, (ii) input from a consortium of financial institutions concerning bank operational and flexibility needs and (iii) advances in client/server technology to design and develop the Phoenix System. During 1998, Phoenix formed alliances with international banking organizations and technology and service providers to further develop, enhance and expand the Phoenix System and its capabilities for the international market.

INDUSTRY BACKGROUND

         Many financial institutions employ legacy computer systems for their core processing needs. These legacy systems were originally developed for large mainframe and mid-range computer environments. Like legacy systems, the Phoenix System supports core areas of bank data processing, including system administration, account processing of loans and deposits, nightly processing, general ledger, budgeting, teller functions and holding company accounting. Although some modified legacy systems have introduced newer technologies to provide for easier use, increased data storage and more flexible access to data, these systems generally are limited because they are based on decades-old architecture that does not permit full integration of data. Without full integration of data, the information provided by these modified legacy systems generally is neither complete nor readily accessible. Thus, Phoenix believes that financial institutions using legacy-based systems are at a competitive disadvantage.

         Over the past several years, the competitive landscape of the financial services industry has changed dramatically and banks now compete directly with diversified non-bank financial service providers. Financial institutions, like other businesses, face pressure and challenges to do things faster, more efficiently and more profitably. Recent developments such as the rapid acceptance and use of electronic commerce have further elevated customer expectations for convenient access to a full suite of financial services. In order to stay competitive, financial institutions now face an increased need for detailed, easily accessible information about their institutions and customers in order to develop and market profitable products and services more effectively and to expand customer relationships.

         Phoenix believes that client/server computing makes possible the development of powerful applications that are capable of addressing enterprise-wide business problems in a flexible and cost-effective manner. The client/server model consists of personal computer workstation "clients" connected on enterprise-wide networks to "servers" that provide data storage and processing capabilities. Because of this allocation, a client/server system is scalable, that is, upgrading the server or replacing it with a more powerful model can increase its responsiveness and capacity. Client/server systems also offer the level of data integrity and security that financial institutions require because access to information can be controlled by server-based relational database management systems. In addition, the development of the Microsoft(R) Windows NT(R) operating system in the mid-1990s has increased the cost-competitiveness of client/server systems.

         Phoenix believes that relatively few financial institutions have fully realized the benefits offered by client/server technology due to the limited number of vendors that offer true client/server applications. However, management believes that due to the recent and rapid developments in banking software technology, an increasing number of U.S. and international financial institutions are recognizing the outdated functionality of their current software and hardware systems and are evaluating the data processing alternatives available to improve performance and increase flexibility and functionality.

THE PHOENIX SOLUTION

         The Phoenix System allows financial institutions to integrate data into a comprehensive management information network that is readily accessible throughout the entire institution, capable of being modified to suit the particular needs of an institution and easily interfaced with other products. The Company believes that the Phoenix System is easy to use and simple to learn, which enables a financial institution to provide higher quality customer service with reduced operating and training costs. Unlike legacy systems, the Phoenix System is a fully integrated system that provides significant advantages in three critical areas: (i) customer relationship management, (ii) management decision support, and (iii) financial product development. In addition, the Phoenix System is flexible and scalable, it stores dates and performs calculations using code written in four-digit years, hence, it is year 2000 compliant, and it allows financial institutions to take advantage of emerging technologies easily and less costly through its open architecture technology and advanced software systems.

         Customer Relationship Management. The Phoenix System places a structural emphasis on managing customer relationships which allows an institution to pursue a more personalized and profitable approach to its products and services. The Relationship Information Management ("RIM") module integrates a customer's account data, transactional activity, financial data from third party financial applications, marketing information, relationships with other customers and other accounts, financial statements and other types of information required to view a customer's total relationship portfolio. The RIM module benefits an institution by providing its management with critical assistance in managing, tracking and analyzing the financial condition, profitability, creditworthiness and overall relationships with customers and related groups of customers. The customer relationship management features include:

- Marketing and Other Personal Information. The RIM module tracks a range of personal information, such as employment history, homeownership status, other credit providers and other bank accounts.

- On-line Financial Statements and Portfolios. The RIM module maintains information regarding a customer's assets, liabilities, income and expenses.

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

- Flexible Inquiry Capability. The Phoenix System enables users to progress through increasingly detailed levels of information which allows for thorough and quick research of customer inquiries, without having to enter arcane codes or search through voluminous printed reports.

- Third Party Information. The Phoenix System is able to integrate data from third party software and service providers, including information onbrokerage, insurance and credit card accounts, with existing RIM information.

         Management Decision Support. The Phoenix System is focused on providing financial institution executives with the following real-time capabilities: (i) a fully integrated general ledger; (ii) a broad suite of standard reports augmented by an ad hoc reporting capability; (iii) an integrated set of budgeting templates; and (iv) customer and account profitability analysis. Through the Phoenix Executive Information System ("EIS"), the Phoenix System allows senior executives to track performance and model the effect of business strategies and changes in market conditions on their financial institution. The EIS takes into account both the relationship of a particular indicator to other related categories of information, as well as the trends for that indicator over time. In addition, the EIS provides an institution with statistical measures of product penetration, profitability and performance.

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

         Advanced Technology. The Phoenix System operates in an "open systems" environment that uses a graphical user interface, modern relational database technology and nonproprietary hardware and software components. The Phoenix System divides core processing functions among seven discrete, but fully integrated, software modules: (i) system administration, (ii) account processing, (iii) nightly processing, (iv) teller system, (v) holding company financial statements, (vi) EIS, and (vii) budgeting. The core applications of the Phoenix System include: (a) deposit and loan processing which can be customized to implement an analysis-based approach tailored to an institution's products and services; (b) a self-balancing multi-currency general ledger system that supports both batch and on-line memo post transaction processing functions; (c) full on-line transaction processing capabilities which permit users to post on-line transactions to any account in the Phoenix System; (d) a comprehensive set of controls for restricting access to different levels of information, for limiting transactional activity and for logging activities for audit purposes; and (e) integrated connections to an interactive on-line help system. Furthermore, because the Phoenix System was conceived and developed to store all dates with four-digit years and to perform all calculations to four digits, it is year 2000 compliant.

         To address the increasingly sophisticated needs of its customers, Phoenix intends to continue to enhance its current products and to develop and introduce additional products that keep pace with technological developments and emerging industry standards. Phoenix continues to consult with its bank customers to help identify and prioritize the product enhancements and additional functionality needed to keep the Phoenix System as a leading client/server computing solution. The combination of Phoenix's retail, trade finance and treasury offerings allows Phoenix to market an integrated "universal" banking system. Phoenix also intends to develop and license additional international functionality as it enters new countries which require additional functionality. Phoenix is also participating on the advisory council for Microsoft's Windows Distributed Internet Applications Architecture for Financial Services ("Windows DNAfs"). Windows DNAfs is an industry framework - a way of constructing software applications that will allow different financial services industry software providers to exchange data and communicate with each other. Phoenix intends to continue to develop, modify and enhance the Phoenix System to offer its customer institutions what it believes are some of the best technologies available in the financial services software industry worldwide. See "--Product Development and New Products."

STRATEGY

         The Company's primary objective is to advance its position as a leading provider of enterprise-wide client/server application software for the financial services industry worldwide by pursuing the following strategies:

         Maintain and Extend Technology Leadership. The Company believes that the Phoenix System is the most advanced client/server computing solution for financial institutions worldwide. Phoenix intends to maintain its leadership position by continuing to integrate new technologies, add new applications, enhance existing applications and expand functionality. During 1998, the Company released U.S. Version D-2.0.1, which contained many upgrades to the Phoenix System and completed development of international Version I-2.0.2 and subsequent development and installation of I-2.0.3 for international customers to add new functionality to meet the international market's need for an integrated system that supports multi-currency retail banking. During 1998, the Company also announced the planned release of the Microsoft(R) SQL Server 7(TM) version of the Phoenix System, currently scheduled to be available in the second half of 1999. Microsoft SQL Server 7 is a high performance relational database management system that runs on the Microsoft(R) Windows NT(R) operating system. The Company believes that the combination of Phoenix's client/server software and the Microsoft SQL Server 7 will allow financial institutions to take full advantage of new and emerging technologies including the myriad of opportunities available using Internet based technologies. The Company intends to continue to commit substantial resources to maintain and extend its technological leadership.

         Expand International Distribution. During 1998, the Company successfully expanded its global distribution and market penetration by increasing its international direct sales and implementation forces, by enlarging its international offices, by opening additional sales and marketing offices in strategically located cities worldwide and by leveraging its strategic alliances and distribution channels. The Company's international sales and implementation forces grew from 17 to 52 persons. During 1998, the Company expanded its London office to better service Europe, the Middle East and Africa. Phoenix opened a development center in Sydney, Australia and a sales office in Singapore to focus on the development, direct sales and servicing of the Company's products in the Asia-Pacific region. In addition, an existing strategic alliance between Phoenix and Siemens Business Services, a division of Siemens A.G., one of the world's leading suppliers of financial services information technology, led to the signing of a contract with Data Action, which added 12 credit unions to Phoenix's customer base and which provides access to over 200 other credit unions in Australia. Data Action accounted for over 10% of Phoenix's revenues during 1998 and is expected to be a significant revenue source for Phoenix in 1999. In addition, Phoenix maintains agreements with Computer Systems Associates (Nigeria) Limited ("CSA"), International Turnkey Systems ("ITS"), Unisys Corporation ("Unisys"), and Siemens Business Services to increase global distribution efforts to cover countries in Africa, Asia-Pacific, Europe, Latin America/Caribbean and the Middle East.

         Expand Domestic Distribution. The Company plans to continue to expand its domestic distribution by increasing its direct sales and implementation forces in key geographic locations and by seeking additional strategic sales and marketing relationships. The Company increased its direct sales and implementation forces from 60 to 73 persons during 1998 and had customers located in 30 states at year-end. The Company continues to leverage its relationships with other organizations in the United States to market the Phoenix System primarily to smaller financial institutions within specified territories in the U.S. In addition, many financial institutions that have elected not to maintain in-house core processing systems use service bureau organizations to handle their core processing and other functions. During 1998, the Company made an equity investment in Servers On-Line, Inc., a northeastern service bureau, to offer financial institutions an alternative delivery channel for the Phoenix System and further enhance Phoenix's ability to market to a wider range of bank customers. The Company believes that this and other service bureau relationships offer a significant marketing opportunity as a significant portion of the banking community prefers to outsource their technology needs to a service bureau provider rather than manage these functions in-house. The Company intends to form other strategic relationships with several small to medium size service bureaus that are looking to replace their current legacy systems with open system alternatives to gain a competitive advantage in this market segment.

         Broaden Primary Markets. During 1998, the Company entered the credit union market when it signed a long-term agreement with Data Action to license the Phoenix System. As a result, Phoenix added 12 credit unions to its customer portfolio and established the Phoenix System as Data Action's exclusive information processing solution, allowing the Company access to over 200 credit unions in Australia. This agreement helps to broaden the primary market for the Phoenix System by expanding and diversifying the Company's customer base. In addition, a large number of new bank charters in the United States allowed Phoenix to increase its presence in this segment of the United States banking market during 1998. These newly chartered banks, unlike established institutions that require extensive conversions, require shorter implementation cycles and therefore create opportunities to realize higher operating margins. Phoenix also joined the IBM Netfinity ServerProven(TM) program during 1998 in order to provide smaller independent community banks an IBM platform for the Phoenix System. In addition, the Company intends to capitalize on its strategic relationships with value added resellers ("VARs") and agents to more rapidly expand the processing capabilities and functionality of the Phoenix System to address the specific needs of financial institutions with larger asset sizes or more complex branch networks.

         Leverage Existing Customer Base. At the end of 1998, Phoenix's customer base included 127 financial institutions worldwide. Phoenix believes that many financial institutions that are looking for updated technology solutions are hesitant to be the first institution to implement new technologies within their region. In the United States, Phoenix successfully leveraged its installed customer base to help generate 25 new customers during 1998. Internationally, Phoenix installed the Phoenix System in its first customer institution in Turkey during 1998 and by the end of the year the Company had contracts to install the Phoenix System in three major banks in Turkey. Phoenix intends to build its presence worldwide by continuing to capitalize on its installed customer base in each region of its target international market. The Company intends to continue to leverage its implemented customer base by: (i) maximizing recurring revenues from its customers; (ii) offering complementary products and services to existing customers and licensing additional subsidiaries of existing bank holding companies; (iii) obtaining favorable references from existing customers in the course of developing new customer relationships; and (iv) consulting with existing customers in the development of new products and product enhancements.

         Pursue Complementary Acquisitions. Phoenix intends to carefully and selectively pursue strategic acquisitions of providers of complementary technologies, products and services. Management believes there are acquisition opportunities that may: (i) optimize the package of software applications and solutions offered by the Company; (ii) expand the Company's customer base by converting the customers of the acquired companies to the Phoenix System; (iii) add new channels of distribution; and (iv) add experienced personnel with specialized knowledge of either the domestic or international financial services industries. The Company believes such strategic acquisitions will permit Phoenix to enter new markets, increase market penetration, expand its expertise, strengthen its strategic relationships, provide outsourcing alternatives and obtain and develop additional products and applications to meet the demands of its customers both in the U.S. and internationally. Phoenix also intends to invest in companies with complementary technologies and products in order to enhance the functionality of the Phoenix System.

TECHNOLOGY

         Phoenix has worked with leading hardware manufacturers and tools and relational database vendors in the client/server community, such as Microsoft, Hewlett-Packard Company, Centura Software Corporation and Sybase, Inc. ("Sybase"), to produce software based on leading-edge technological developments. The Phoenix System operates on Microsoft Windows(R), Windows NT(R) and UNIX environments. The Company has installed the IBM Netfinity platform for the Phoenix System in two banks and the Company now offers the Phoenix System on an IBM platform in order to provide smaller banks the choice of an IBM computing environment for their core processing needs. During 1998, the Company released U.S. Version D-2.0.1, which contained many upgrades to the Phoenix System and completed development of international Version I-2.0.2 and subsequent development and installation of I-2.0.3 for international customers to add new functionality to meet the international market's need for an integrated system that supports multi-currency retail banking. In addition, the Company is developing a version of the Phoenix System to run on Microsoft's SQL Server 7(TM). Phoenix currently anticipates delivering the Microsoft SQL Server 7 version of the Phoenix System in the second half of 1999. Some of the key technological features of the Phoenix System are described below.

         Centralized Relational Database Management System. An advantage of the Phoenix System as compared to legacy or modified legacy systems is that the Phoenix System stores and maintains data in an open relational database rather than in a proprietary file format. As a result, this data can be easily accessed and integrated by many third-party products, such as query and report writing tools that are currently available commercially. In addition, with a structured query language (SQL) relational database, it is easy to expand and change the structures of the tables and manipulate data stored and maintained in the Phoenix System.

         The Phoenix System, TradeWind(TM), and TradeCentre use Sybase System 11.0, a relational database technology provided by Sybase, which has been integrated into the NT Version and the UNIX version of the Phoenix System. The Phoenix System, TradeWind(TM) and TradeCentre can run on platforms from Hewlett-Packard, IBM, NCR Corporation, Sun Microsystems, Inc., Unisys and all others which are UNIX or Microsoft Windows NT compliant.

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

         Open Protocols for Data Communication. Phoenix uses the industry standard TCP/IP protocol for communicating with the relational database server and either IPX/SPX or TCP/IP for communicating with the local area network file server. This allows the Company's customers implementing either Windows NT or Novell Netware networks to implement a broad array of local area network and wide area network topologies and configurations. In addition, customers that have an existing network infrastructure in place that supports TCP/IP do not have to reinvest in new technology simply to run the Company's products.

         32-bit Application Support. Version D-2.0.1 and Version I-2.0.3 of the Phoenix System, which the Company released on a widespread basis to its customers in 1998, are native 32-bit applications which enable the Company's customers to take further advantage of operating systems from Microsoft (Windows 95 and Windows NT Workstation). These systems offer the Company's customers substantial benefits in the areas of fault tolerance, ability to support more complex transaction processing (multi-tasking), enhanced performance and advanced security.

TARGET MARKETS

         The United States Market. The FDIC, as of the end of the third quarter of 1998, divided its insured depository institutions in the United States market into groups based on asset-size: (i) institutions with assets less than $100 million (approximately 6,305 institutions); (ii) institutions with assets between $100 million and $1 billion (approximately 3,791 institutions); (iii) institutions with assets between $1 billion and $3 billion (approximately 299 institutions); and (iv) institutions with assets over $3 billion (approximately 228 institutions). The Company primarily focuses its direct sales efforts in the U.S. on those commercial banks and savings institutions with asset sizes ranging between $100 million and $2 billion. Management believes that many of these financial institutions seek cost-effective, flexible and sophisticated technology solutions that can provide a competitive advantage in the changing financial services marketplace. The Phoenix System runs on the UNIX operating system platform as well as the Microsoft Windows and Windows NT environments. The Company believes that the NT version is attractive to a wide group of institutions because of the lower overall costs (including hardware) related to operating in a Microsoft Windows NT environment. The Company intends to take advantage of improvements made to UNIX and NT operating systems to expand the capabilities of the Phoenix System to address the needs of institutions with larger numbers of branches, accounts and transactions to process, while maintaining its focus on supporting the needs of middle market banks in the United States.

         The International Market. Phoenix currently divides international financial institutions into two groups based upon the number of branches and accounts: (i) those with more than 300 branches and/or one million accounts; and (ii) Tier 2 Banks. The Company primarily focuses its sales and marketing efforts on Tier 2 Banks located in countries within Africa, Asia-Pacific, Europe, Latin America/Caribbean and the Middle East. The Company believes the international market offers significant opportunity because economic diversity and other market factors have increased the demand for sophisticated wholesale and retail banking services. Sophisticated international financial institutions offer a broad array of financial products and services and demand technology that is open, powerful and economical. The Company also believes that these technology-minded institutions are looking for software solutions that will last at least 10 to 15 years and, therefore, these institutions can appreciate the flexibility and functionality of the client/server technology it offers. During 1998, over half of Phoenix's revenues were derived from its international customers. There are many risks associated with such significant international operations which could have a material impact on Phoenix's operations and financial performance, including governmental and regulatory changes, the relative political and economic instability of foreign markets, the diminished ability to monitor and maintain customer relationships across larger geographical areas, the increased costs incurred to maintain international operations and the other risks discussed in the Company's filings with the Commission, including in the "Risk Factors" Section of its registration statement on Form S-1 (No. 333-31415) declared effective on August 13, 1997.

SALES AND MARKETING

         The Company markets its software and services directly through its sales and marketing personnel and through VARs and agents that are involved in providing products and services to the financial services industry. As of December 31, 1998, the Company's sales and marketing department, including administrative staff, consisted of 22 individuals. The Company established sales offices in Singapore and Sydney, and expanded its London office to cover Europe, the Middle East, South Africa and Asia during 1998. In addition, the Company has established non-exclusive local representation relationships with agents located in several countries who add value in the sales and implementation process. Through these relationships, the Company has added customers in Turkey and South Africa and believes that these relationships will assist Phoenix in building its international following in the future.

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

         The Company's direct sales and marketing force is complemented, particularly in the international market, by various indirect distribution channels, including a growing network of VARs and agents. Some VARs and agents also provide implementation, training, support and other services to the end-user. In all cases, the Phoenix System software remains the sole property of the Company, and if the Company terminates its relationship with any VAR or agent, customers sold by that VAR or agent will continue to pay support fees to the Company. The Company intends to expand its network for indirect distribution primarily on a non-exclusive basis and anticipates that the percentage of its total revenues derived from indirect sales will increase in the future.

         In the United States market, Phoenix has established marketing agency agreements with ISC Financial Systems, Inc. ("ISC"), Advanced Financial Systems, Inc. ("AFS"), ERAS JV ("ERAS"), and Servers On-Line, Inc. ("Servers"), whereby ISC, AFS, ERAS and Servers market the Phoenix System to certain financial institutions within their respective territories. ISC and AFS have non-exclusive rights to market the Phoenix System within their territories, which include Colorado, Idaho, Kentucky, Montana, North Dakota, Ohio, western Pennsylvania, South Dakota, Utah, West Virginia and Wyoming. ERAS has non-exclusive rights to market the Phoenix System within its territory, which consists of five counties in southeastern Florida. In 1998, these relationships resulted in five new customers for Phoenix in the U.S. Also in 1998, Phoenix signed a Referred Authorized Reseller Agreement with Western Micro Technology, a division of Savoir Technology Group, Inc., and Unisys to sell the Phoenix System on the Unisys line of Aquanta NT servers. Phoenix was also approved by IBM as part of the IBM ServerProven(TM) program and is now IBM-endorsed on the line of IBM Netfinity servers, which will permit Phoenix to offer the Phoenix System to independent community banks with less than $500 million in assets that want to operate on an IBM platform

         In the international market, CSA exclusively markets the Phoenix System to financial institutions in certain countries of Africa and non-exclusively markets the Phoenix System to institutions in the Republic of South Africa; ITS exclusively markets the Phoenix System to financial institutions in certain countries in the Middle East; SNI markets, sublicenses and distributes the Phoenix System to financial institutions located in Australia and in those countries in Africa, Asia-Pacific, Europe and the Middle East that are not a part of ITS' and CSA's exclusive territories and Unisys markets the Phoenix System on a nonexclusive basis to financial institutions in Central and South America. Each of ITS and CSA has guaranteed a minimum dollar amount of sales to retain its exclusive rights in their respective territories.

PRODUCT PRICING

         The Company prices the Phoenix System and related services in two components: (i) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and (ii) fees for a full range of services complementing its products, including implementation, programming services, conversion training and installation services, interface services for tying the Phoenix System to third-party applications, customer and software support services, disaster recovery services and Internet/Intranet consulting services. License agreements generally have a term of five years, renewable for one year periods thereafter. Each agreement also contains a five year commitment to pay for customer and software support. Such fees are recognized quarterly. Most agreements provide that the Company can cancel a license if the customer does not continue to pay for customer and software support. Implementation, conversion, training and installation fees and interface fees are paid at the beginning of the license agreement or when the service is performed.

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

IMPLEMENTATION AND TRAINING SERVICES

         The Company provides comprehensive implementation services to customers converting to the Phoenix System. Phoenix assigns each customer an implementation team of experts which works with the customer through all phases of the project, including project management, data conversion, software installation and network certification, education and training and consulting. Each implementation team can work on multiple projects at the same time. As of December 31, 1998, the Company had 75 people assigned to the implementation and training department. To better support its growing client base, and because international implementations are customized for each client (requiring more on-site service) Phoenix hired 21 new employees with extensive implementation services backgrounds during 1998. The Company believes its implementation teams are better structured to support both international and domestic customers. The Company intends to hire additional people and add resources as necessary.

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

         Fees for project management and coordination, data conversion, and software installation, network certification and basic education and consulting are included in the cost of U.S. implementation. Generally, the Company charges additional fees for education and consulting requested by its U.S. customers. International implementations are priced based on time and materials for the services performed.

         The Company's arrangements with its VARs and agents provide for the transition of primary responsibility for implementation services to the VAR or agent. To ensure quality control, each VAR and agent sends a team of people to Phoenix to work side by side with one of its implementation teams for three or four months. By the end of this training period, the VAR or agent assumes primary and direct responsibility for substantially all of these services in their region. This process allows Phoenix to deliver and install its software faster and across more areas. Regardless of the number of installations accomplished through its VARs and agents, however, Phoenix intends to continue to provide the resources and support needed to maintain customer satisfaction and quality assurances through its many offices worldwide.

CLIENT SERVICE AND SUPPORT

         The Company believes that maintaining a high level of support and service is imperative to customer satisfaction because of the critical nature of the Phoenix System to a bank's day-to-day operations. The Company's Client Services Group supports banks in the use of the Phoenix System and with the maintenance of their network and technology infrastructures. As of December 31, 1998, the Company had 50 people in its Client Services Group that primarily provide this service and support. These personnel provide service 24 hours a day, seven days a week, and have pagers, cellular telephones and laptop computers which enable them to answer a customer's question from any location. In 1998, Phoenix created a new Client Management Program within its Client Services Group to further enhance its client relationships and offer superior levels of support. Every Phoenix client has a dedicated Client Care Manager assigned to their financial institution to serve as a single point of contact from the initial contract signing through the implementation phase and beyond. In 1998, the Company held its first professionally managed users conference in Orlando, produced its first client newsletter, and did a client satisfaction survey in order to better communicate with its growing customer base.

         Product Support Services. Phoenix delivers product support services through all traditional avenues, including telephone, Internet, electronic mail and facsimile. Many critical customer support activities can also be performed through high-speed telecommunication lines connected directly to a customer's location. Phoenix support personnel have the ability to connect quickly to a server at a customer site and to perform work as if they were physically at the customer's site. Using this approach, Phoenix is able to offer effective and direct support to its customers without the traditional expense associated with on-site visits.

         Networking Support Services. Phoenix offers a full range of networking support services upon request. Phoenix performs on-site network certification for all customers during their initial software installation, and network engineers are available for ongoing support by telephone. Networking support and on-site consulting are available upon request.

         Internet/Intranet Product and Customization Services. Phoenix also offers Internet Consulting Service ("ICS"), which provides both Internet and Intranet services to client institutions. ICS allows client institutions to establish a presence on the World Wide Web through home pages and web sites. ICS can also provide client institutions with the services to create an internal web environment, known as an Intranet, which enables the institution to improve productivity without additional hardware and infrastructure costs.

         Disaster Recovery Service. Phoenix also offers a disaster recovery service that provides customers with assistance in reestablishing the Phoenix System's processing capacity within 24 hours if a disaster occurs. Phoenix's disaster recovery service is a separate five-year contract that has an initial implementation fee and annual service fees. In December 1998, Phoenix entered an agreement with SunGard Recovery Services, Inc. ("SunGard") under which SunGard will offer disaster recovery services to Phoenix customers and will pay Phoenix a commission based on monthly fees SunGard charges to Phoenix customers. This added-cost service satisfies current United States bank regulatory obligations to maintain and annually test a disaster recovery plan and allows Phoenix to generate additional recurring revenue from its implemented customer base.

         SupportNet. Phoenix also provides SupportNet, part of the Company's World Wide Web site, which provides an additional vehicle of support for client financial institutions. SupportNet is a free service which allows users with Internet access to obtain support through features such as (i) an online discussion forum, (ii) online support documents for the Phoenix System, (iii) online software defect reporting, (iv) online enhancement requests and (v) online file transfers from the Company.

PRODUCT DEVELOPMENT AND NEW PRODUCTS

         Phoenix was founded in January 1993 for the purpose of developing and marketing a new generation of integrated banking software applications that would replace less flexible and technologically dated legacy systems. From the Company's inception through December 31, 1998, product development expenditures (the total of product development expense and capitalized software development costs) represented approximately 40% of the Company's aggregate revenues. Hewlett-Packard provided developmental-stage assistance to the Company by supplying computer hardware to the Company for development and testing of the Company's products. Early in the Company's history, a group of U.S. financial institutions participated in the Company's joint application development (JAD) program under which end-users were involved in product development and testing. The joint application development program helped reduce the development cycle by increasing the efficiency with which design problems were identified and corrected. U.S. financial institutions continue to contribute to plans for new products and enhancements as part of the Phoenix Customer ("PHOCUS") group.

         Consistent with the Company's original plan, Phoenix designed its software to incorporate numerous international features, such as multi-currency capabilities and multi-language support. Phoenix has designed a multi-currency enhancement to the Phoenix System which support the world currencies formatted in accordance with the standards established by the International Standards Organization. Phoenix has acquired additional international capabilities, such as a trade finance system, and has rights to license from AFA Systems International the "Musketeer" treasury and risk management client/server system to Phoenix customers. The combination of Phoenix's retail, trade finance and treasury offerings allows Phoenix to market an integrated "universal" banking system. Phoenix also intends to develop and license additional international functionality as it enters new countries which require additional functionality. For instance, to support its new relationship with Data Action, a major credit union service bureau provider in Australia, the Company has established a development center in Sydney, Australia to work on enhancing the Phoenix System for the credit union market in Australia. Phoenix intends to continue to incorporate additional international functionality and to integrate new technologies for the benefit of existing and future customers around the world.

         Phoenix is also participating on the advisory council for Microsoft's Windows DNAfs. Windows DNAfs is an industry framework - a way of constructing software applications that will allow different financial services industry software providers to exchange data and communicate with each other. Phoenix is working with Microsoft to finalize DNAfs specifications for the Company's Project Aurora. Aurora is a set of technologies, tools and frameworks that Phoenix is developing to serve as the foundation for a new set of products to be delivered in the coming years. Fundamentally, Aurora is a distributed internet-based application that is being built from the ground up to run under Windows 2000's COM+ environment and is deployed using an Internet browser. Aurora is designed to enhance, rather than replace, the existing product and is expected to dramatically extend the functionality of the existing software. Project Aurora spent much of 1998 in design work and in early conceptual studies as to the feasibility of the project. Initial key members of the Aurora team have been identified and hired and have begun working on some detailed designs for the application. The Company expects to continue working on Aurora during 1999 while awaiting Microsoft's delivery of Windows 2000 but plans to be able to demonstrate the technology to select customers and partners. Phoenix intends to continue to develop, modify and enhance the Phoenix System to offer its customer institutions what it believes are some of the best technologies available in the financial services software industry.

         Phoenix believes that its future success will depend in large part on its ability to maintain and enhance its current product and service offerings and to develop, acquire or integrate and introduce new products and features that will keep pace with technological advances and satisfy evolving customer requirements. As of December 31, 1998, the Company's Research & Development Division consisted of 147 individuals. Phoenix develops and adjusts product direction in response to two core trend areas: (i) developments within the financial services industry and (ii) developments within the technology arena.

         Product Development Cycle. Phoenix develops plans for new products and enhancements following discussions with PHOCUS, which consists of all current domestic and international users of the Phoenix System and from specific requests from new customers. PHOCUS meets approximately twice a year with the Company to offer recommendations and to help prioritize product development and enhancement projects. In addition, Phoenix adapts and augments the Phoenix System on a country-by-country basis as it signs contracts in new countries. Moreover, the Company's product development personnel continually develop new product ideas and enhancements. Once a product idea has been formalized, the Company uses an internal review process to: (i) determine whether to develop the product or enhancement; (ii) set a development schedule and (iii) develop a budget for the product or enhancement.

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

         Product Plans. The Company's product development efforts are currently focused on enhancing the functionality of the Phoenix System so that it will be attractive to a broader range of customers both in the U.S. and abroad. Phoenix believes that it will be able to improve its competitive position by successfully completing, licensing, acquiring or delivering to client institutions the following new products and enhancements, among others, primarily during 1999:

- Microsoft SQL Server 7(TM). Phoenix is developing a version of the Phoenix System to run on the Microsoft SQL Server 7 to further enhance the functionality and flexibility of its products. Phoenix currently anticipates delivering this version in the second half of 1999.

- Project Aurora. Phoenix is working with Microsoft to finalize DNAfs specifications for the Company's Project Aurora, which is expected to serve as the foundation for a new set of products to be delivered in the coming years. Fundamentally, Aurora is a distributed internet-based application that is being built from the ground up to run under Windows 2000's COM+ environment and will be deployed using an Internet browser. Aurora is designed to enhance, rather than replace, the existing product and is expected to dramatically extend the functionality of the existing software.

- Cash Management System. Phoenix has acquired exclusive rights to a cash management system that was originally developed by one of its international customers. As part of its Project Aurora, Phoenix plans to deliver a highly integrated version of this cash management system in 1999 which will allow the Company's customers to provide online cash management services to their retail and commercial customers.

- Trade Finance Processing. Phoenix is developing the interfaces to the customer account and general ledger modules of the Phoenix System which are required to integrate TradeWind(TM), a trade finance software system, into the Phoenix System for eventual delivery to the international market.

- ATM System. The Company has delivered and intends to enhance the Phoenix ATM system which allows its customers to support their own ATM network and to connect to regional and national ATM networks.

- International Capabilities. Phoenix is developing enhancements for the international market including large digit support, interbranch accounting and electronic bill payment functionality. The Company has established a development center in Sydney, Australia to customize the Phoenix System for use in credit unions and other financial institutions in the international market.

- Larger Bank Processing. Significant enhancements for the United States market during 1998 focused on the loan processing area, such as investor reporting for secondary mortgage marketing. Phoenix also developed modules that permit the processing of dealer loans and accounting for non-accrual loans and plans to enhance the performance of these modules. Phoenix believes that such enhancements broaden the appeal of the Phoenix System for larger institutions. Phoenix is continuing to develop a variety of enhancements to process larger financial institutions, capitalizing on the latest database and server technological advances.

These potential new enhancements and products are subject to significant technical risks, including delays in the development, introduction, production or implementation of the new enhancements or products, failure to achieve market acceptance and undetected and uncorrected errors or failures. These product plans are "forward-looking statements" which are subject to the risks and uncertainties discussed earlier in this Annual Report and in the Company's filing with the Securities and Exchange Commission.

COMPETITION

         The financial services software market is intensely competitive, rapidly evolving and subject to rapid technological change. Competitors vary in size and in the scope and breadth of the products and services offered. Phoenix encounters competition in the U.S. from a number of sources, including Fiserv, Inc., Bisys, Inc., Marshall & Ilsley Corp., East Point Technology, Inc., a division of Marshall & Ilsley Corp. ("East Point"), Electronic Data Systems Corp., Jack Henry & Associates, Inc., ALLTEL Information Services, Inc., Prologic Corporation, The Kirchman Corporation and Open Solutions, Inc. ("OSI"), all of which offer core retail software systems or outsourcing alternatives to the financial services industry. Of these competitors, the Company believes that only East Point and OSI offer true client/server solutions. In the international arena, the Company competes with several global players, including Fiserv, Inc., Midas-Kapiti International, Inc., ACT/Kindle Banking Systems ("ACT/Kindle"), Sanchez Computer Associates, Inc., Prologic Corporation and Financial Network Services ("FNS"). In addition, there are smaller, regional competitors in the countries which the Company targets internationally. The Company expects additional competition from other established and emerging companies as the client/server application software market continues to develop and expand.

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

         Financial institutions have two fundamental alternatives for obtaining data processing capabilities: (i) in-house applications, either those that are developed internally or those that are purchased from third party vendors; and
(ii) outsourcing, either as a part of a total outsourcing solution or where a third party acts as a service bureau. Until the introduction of client/server technology, the only in-house processing systems offered were proprietary legacy systems running on mainframe or mid-range computer hardware. In the United States market, client/server application software has only recently been made available to financial institutions, but it is gaining market acceptance and market share. In the international market, there are a number of client/server alternatives available, as well as traditional legacy systems.

         The Company believes that its current competitors do not offer application software that provides the level of flexibility and functionality featured in the Company's customer relationship management, customer profitability analysis or executive information modules. The Company expects additional competition from other established and emerging companies as the client/server market continues to develop and expand. In addition, competition could increase as a result of software industry consolidations, including particularly the acquisition of any of the client/server based retail banking system providers by one of the larger service providers to the financial services industry.

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

EMPLOYEES

         As of December 31, 1998, Phoenix had a total of 368 employees and contract workers, of which 225 were engaged in research & development and support, 75 were in implementation and training, 22 were in sales and marketing, 23 were in finance and administration, 7 were in executive management, and 16 were engaged in product development and support, sales and marketing and general business operations at Phoenix A.P. Limited. All of the Company's executive officers who were employed by the Company as of the date of this report have entered into employment agreements with the Company. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be satisfactory.

FACILITIES

         In March 1997 the Company moved its principal administrative, sales, marketing, support and product development facility to a commercial building in Heathrow, Florida. The Company currently leases approximately 48,000 square feet of space in this building and approximately 22,500 square feet in a nearby building. The lease for both properties is for a term of ten years and expires on April 1, 2007.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required in Item 5 is incorporated herein by reference from the Company's 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13.1 (the "Annual Report").


ITEM 6.  SELECTED FINANCIAL DATA

         The information required in Item 6 is incorporated herein by reference from the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required in Item 7 is incorporated herein by reference from the Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ON MARKET RISK.

         Phoenix does not use derivative financial instruments in its operations or investments. While the Company has significant international operations, its contracts are all written for payments to be made in U.S. Dollars and, therefore, it does not believe it is materially subject to fluctuations in foreign currency exchange rates. Phoenix's short term and long term investments are deposited principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. Phoenix does not consider the interest rate risk for these investments to be material. The Company does not have any material credit facilities and, therefore, the Company does not have a significant risk due to potential fluctuations in interest rates for loans at this time. Changes in interest rates could decrease the Company's interest income and could make it more costly to borrow money in the future and may impede Phoenix's future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in Item 8 is incorporated herein by reference from the Annual Report.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company and their ages as of March 15, 1999 are as follows:


NAME                                       AGE     CLASS(1)                      POSITION

Bahram Yusefzadeh(2)(3)                     52      III      Chairman of the Board and Chief Executive
                                                             Officer

Raju M. Shivdasani                          48      III      President, Chief Operating Officer and Director

Theodore C. Burns                           42       --      Senior Vice President and Chief Financial
                                                             Officer

Daniel P. Baker                             36       --      Senior Vice President, Research and
                                                             Development

Harold C. Boughton                          47       --      Senior Vice President, USA Business
                                                             Development

Barbara A. Brescia                          53       --      Senior Vice President, Human Resources

Brian J. Morgan                             52       --      Senior Vice President, International Business
                                                             Development

Jocelyn C. Ruggiero                         37       --      Senior Vice President, Implementation Services

John F. Winstanley                          39       --      Senior Vice President, Strategic Operations

Ruann F. Ernst(2)(3)                        52      I        Director

Ronald E. Fenton(3)(4)                      70      III      Director

William C. Hess(4)                          62      I        Director

James C. Holly(2)                           57      III      Director

Paul A. Jones(2)                            44      II       Director

J. Michael Murphy(3)                        58      II       Director

Glenn W. Sturm(4)                           45      II       Director

O. Jay Tomson (4)                           62      I        Director

---------------------
(1) Class I term expires in 2000; Class II term expires in 2001; and Class III term expires in 1999.
(2) Member of Compensation and Stock Option Committee. Mr. Holly is the Chairman of the Compensation and Stock Option Committee, and Mr. Yusefzadeh is a non-voting member of the Compensation and Stock Option Committee.
(3) Member of the Executive Committee. Mr. Yusefzadeh is the Chairman of the Executive Committee.
(4)      Member of Audit Committee. Mr. Fenton is the Chairman of the Audit
         Committee.

         Bahram Yusefzadeh. Mr. Yusefzadeh, the Company's founder, Chairman of the Board and Chief Executive Officer, has 30 years of experience in the banking software industry. In 1969, he co-founded Nu-Comp Systems, Inc., where he developed the Liberty Banking System and served as Nu-Comp's president and chief executive officer. Mr. Yusefzadeh became chairman of the board of Broadway & Seymour, Inc. upon its acquisition of Nu-Comp in June 1986 and remained in that position until November 1986. From 1986 to 1992, he worked for The Kirchman Corporation, first as president of the product and marketing strategies division, and later as president of both the independent banking group and the outsourcing division. Mr. Yusefzadeh currently serves as a member of the Executive Committee and as a non-voting member of the Compensation and Stock Option Committee. Mr. Yusefzadeh has been a director of Towne Services, Inc., a publicly traded company, since 1997 and has been a member of its compensation committee since 1998.

         Raju M. Shivdasani. Mr. Shivdasani joined the Company in July 1996 as a Senior Vice President and Division President of International Sales. In January 1998, Mr. Shivdasani assumed the position of President and Chief Operating Officer and was appointed a director of the Company. From 1990 to 1996, he worked for Fiserv, Inc. where he served as group executive vice president of the bank services sector and president of CBS Worldwide, a banking software division. Mr. Shivdasani has over 27 years of experience working for companies in the banking software, service bureau and data center services industries.

         Theodore C. Burns. Mr. Burns joined the Company in October 1998 as Senior Vice President and Chief Financial Officer. From 1993 to 1998, Mr. Burns worked with PricewaterhouseCoopers LLP (and its predecessor, Price Waterhouse
LLP) in Indonesia, India, South Korea and the U.S., most recently as a Director in their Financial Advisory Services Group. He previously advised banking institutions in the areas of mergers & acquisitions, capital raising and strategy for over eight years, first with Golembe Associates, Inc. and later with Fox-Pitt, Kelton Inc. Mr. Burns holds an MBA from Columbia University and is a Certified Public Accountant.

         Daniel P. Baker. Mr. Baker joined the Company in February 1998 as Senior Vice President, Research and Development and is responsible for domestic and international product development and quality assurance of the Phoenix System and Phoenix ancillary products. From 1995 to 1998, Mr. Baker served as Senior Vice President, Information Technology Division and Director of Market Systems Strategy at the John H. Harland Company. From 1993 to 1995, he worked for Fiserv Inc., where he served as Vice President of Technology Services. Prior to Fiserv, Mr. Baker served over 14 years in the banking industry.

         Harold C. Boughton. Mr. Boughton joined the Company in June 1996 as Senior Vice President, USA Business Development and is responsible for all domestic sales and marketing activities. From 1992 to 1996, Mr. Boughton worked for Fiserv, Inc., first as national sales manager for the CBS Service Bureau and later as national sales manager for InformEnt. From 1990 to 1992 he served as regional sales manager and national sales manager for DCR Technologies, an optical storage technology company.

         Barbara A. Brescia. Ms. Brescia joined the Company as Senior Vice President, Human Resources in January 1998 and is responsible for all employment administrative matters for the Company. Ms. Brescia was the Director of Human Resources for Amnex Corporation, a telecommunications services provider, from 1997-1998. From 1994 to 1997, she was studying for a Ph.D. and was a human resources consultant. Ms. Brescia has over 14 years of human resource management experience with major companies such as Amnex and Harcourt Brace Jovanovich, Inc.

         Brian J. Morgan. Mr. Morgan joined the company in April 1998 as Senior Vice President of International Business Development. Mr. Morgan leads the Company's efforts to develop new worldwide business opportunities for its customers. Prior to joining the Phoenix team, from 1996 to 1998, Mr. Morgan was managing director of a consulting partnership that assisted software companies in expanding their market reach and increasing revenues. From 1994 to 1996, Mr. Morgan was the assistant general manager and head of sales and marketing for Arab National Bank. Mr. Morgan has over 7 years experience with banking, software and electronic product delivery companies.

         Jocelyn C. Ruggiero. Ms. Ruggiero joined Phoenix in April 1998 as Senior Vice President, Implementation Services and is responsible for customer implementation and training services. From 1989 to

1998, Ms. Ruggiero worked for PaySys International, Inc. where she served as Director of Compliance Services and was responsible for the development and installation of credit card systems for domestic and international banks. She has 15 years of experience in the banking software industry.

         John F. Winstanley. Mr. Winstanley joined the company in May 1998 as Senior Vice President, Strategic Operations. Before joining Phoenix, he was with TCA Consulting, where he was responsible for managing account relationships. From 1991 to 1996, Mr. Winstanley worked with International Banking Systems (IBIS) in various capacities providing system delivery services and system strategy direction. Mr. Winstanley has over twenty years banking and systems experience and has worked in thirty different countries during his career.

         Ruann F. Ernst. Ms. Ernst has been a director of the Company since 1996 and currently serves as a member of the Executive Committee and Compensation and Stock Option Committee. Ms. Ernst is the president and chief executive officer of Digital Island, Inc. and serves as a director of Advanced Fiber Communications, Inc. Prior to her joining Digital Island in 1998, Ms. Ernst worked for Hewlett-Packard for more than 13 years. From 1991 to 1993, she served as Director of Strategic Business for Hewlett-Packard's multi-user UNIX product line. In 1993, Ms. Ernst assumed the position of Marketing Manager for Hewlett-Packard for the financial industry worldwide as well as U.S. responsibility for process, retail and oil and gas industries. From 1995 to 1998, she served as General Manager of the financial services business unit of Hewlett-Packard's Computer Systems Organization.

         Ronald E. Fenton. Mr. Fenton has been a director of Phoenix since 1993, currently serves as a member of the Executive Committee and is the Chairman of the Audit Committee. Mr. Fenton is the chairman of the board of directors of F&M Bank - Iowa Central and a board member of F&M Bank - Iowa Story County and F&M Bank - Iowa South Central. He also serves as chairman of the board of directors of BancSecurity Corporation (where he has been since
1982), and recently retired as president, chief executive officer and director of Security Bank (where he had been since 1976). He is also a director and former chairman of the board of Shazam, Inc. ("Shazam"), a regional electronic funds transfer network.

         William C. Hess. Mr. Hess has been a director of the Company since 1993 and currently serves as a member of the Audit Committee. Since 1984, he has been the president of Iowa Savings Bank, and since 1988, he has been chairman of the board of Sac City State Bank. Mr. Hess serves as an officer and director of several bank holding companies and he is also a director of Audubon State Bank, Iowa Savings Bank, Perry State Bank, Raccoon Valley State Bank and Home State Bank. Mr. Hess is a past director of Shazam, a past director of the Iowa Bankers Mortgage Association and Iowa Bankers Association and a past member of the member of the board of directors of the Iowa Department of Banking.

         James C. Holly. Mr. Holly has been a director of Phoenix since 1993, serves as a member of the Executive Committee and is Chairman of the Compensation and Stock Option Committee. Since 1977, he has served as president, chief executive officer and director of Bank of the Sierra. He is also the current president of the California Independent Bankers Association. Mr. Holly holds an M.B.A. from the University of Wisconsin and was a commissioned officer in the United States Army (Armor). Mr. Holly has elected not to stand for re-election to the Board when his current term as a director expires in 1999.

         Paul A. Jones. Mr. Jones has been director of the Company since 1995 and currently serves as a member of the Compensation and Stock Option Committee. He is the president, chief executive officer and a director of Glenview State Bank and was the president of such bank from 1986 to 1996. Mr. Jones is a director of Cummins-American Corp. and Cummins-Allison Corp. and serves as a board member for the Glenview Park District and Chamber of Commerce and the United Way--Glenview.

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

         Glenn W. Sturm. Mr. Sturm has been a director of the Company since 1996 and currently serves as a member of the Audit Committee. Since 1992, Mr. Sturm has been a partner in the law firm of Nelson Mullins Riley & Scarborough, L.L.P., where he serves on the law firm's executive committee. Mr. Sturm has been a director of Towne Services, Inc. since 1996 and a director of The InterCept Group, Inc. since 1997.

         O. Jay Tomson. Mr. Tomson has been a director of the Company since
1993 and was Chairman of the Board of the Company from August 1993 to February 1994. Mr. Tomson is also a member of the Audit Committee. Since 1974, he has served as chairman and chief executive officer of First Citizens National Bank, and since 1977, he has been chairman of the board of First Citizens Financial Corporation. Mr. Tomson was a member of the Board of Directors of the Federal Reserve Bank of Chicago from 1980 to 1986. He is a former director and president of Shazam.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The information required by this Item is incorporated by reference from the Proxy Statement.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the years in the three-year period ending December 31, 1998, together with the report of Ernst & Young LLP, dated February 3, 1999, appearing in the Company's 1998 Annual Report to Shareholders, included as Exhibit 13.1 to this Form 10-K, are incorporated herein by reference.

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

10.6              Third Amendment, dated as of January 30, 1998, to the October
                  Plan (incorporated by reference to Exhibit A of the Company's definitive proxy statement on Schedule 14A for its 1998 annual meeting of shareholders, File No. 0-20937 (the "1998 Proxy").


10.7              Revised Form of Stock Option Agreement for the October Plan
                  (incorporated by reference to Exhibit 10.45 of the 1996
                  Registration Statement).*

10.8              Phoenix International Ltd., Inc. 1996 Director Stock Option Plan
                  (the "Director Plan") (incorporated by reference to Exhibit
                  10.46 of the 1996 Registration Statement).*

10.9 First Amendment to the Director Plan (incorporated by reference to Exhibit B to the 1998 Proxy).*

10.10             Form of Stock Option Agreement under the Phoenix International
                  Ltd., Inc. 1996 Director Stock Option Plan (incorporated by reference to Exhibit 4.7 of the Form S-8).*

10.11             Phoenix International Ltd., Inc. 1998 Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit C of the 1998 Proxy).*

10.12 Form of the Company's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the 1996 Registration
                  Statement).

10.13             Employment Agreement by and between the Company and Bahram Yusefzadeh, dated December 28, 1995 (incorporated by reference to Exhibit
                  10.14 of the 1996 Registration Statement).*

10.14             First Amendment to Employment Agreement by and between the Company and Bahram Yusefzadeh, dated May 22, 1996 (incorporated by reference to Exhibit 10.15 of the 1996 Registration
                  Statement).*

10.15 Amended and Restated Employment Agreement by and between the Company and Raju M. Shivdasani, dated as of March 20, 1998
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  Form 10-Q, dated May 6, 1998, File No.
                  0-20937 (the "First Quarter 1998 10-Q")).*

10.16             Letter agreement dated August 1, 1998 between the Company and
                  Brian Morgan.*

10.17             Employment Agreement by and between the Company and Harold C.
                  Boughton, dated June 3, 1996 (incorporated by reference to
                  Exhibit 10.1 of the Second Quarter 1996 10-Q).*

10.18 Employment Agreement dated as of March 6, 1998 by and between the Company and Daniel P. Baker (incorporated by reference to Exhibit 10.4 of the First Quarter 1998 10-Q).*

10.19 Employment Agreement dated as of March 25, 1998 by and between the Company and Jocelyn F. Ruggiero (incorporated by reference to Exhibit 10.5 of the First Quarter 1998 10-Q).*

10.20 Form of Employment Agreement by and between the Company and its Senior Vice Presidents.*

10.21 Form of Employee Confidentiality Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                  O-20937) (the "1996 10-K ")).

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

10.26             Second Amendment to Software License Agreement between the
                  Company and Unisys Corporation, dated June 30, 1997
                  (incorporated by reference to Exhibit 10.27 of the 1997
                  Registration Statement). +

10.27             General Agreement for Strategic Relationship between the
                  Company and Hewlett-Packard Company, dated April 30, 1993
                  (incorporated by reference to Exhibit 10.29 of the 1996
                  Registration Statement).+

10.28 Form of Domestic Software License Agreement (incorporated by reference to Exhibit 10.1 of Company's Form 10-Q, dated July
                  31, 1998, File No. 0-20937 (the "Second Quarter 1998 10-Q")).

10.29 Form of International Software License Agreement (incorporated by reference to Exhibit 10.2 of the Second Quarter 1998
                  10-Q).

10.30 Form of Disaster Recovery Service Agreement (incorporated by reference to Exhibit 10.32 of the 1996 Registration
                  Statement).+

10.31             Form of Software Deposit Agreement (incorporated by reference to
                  Exhibit 10.33 of the 1996 Registration Statement).+

10.32             Form of Confidentiality and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.34 of the 1996 Registration
                  Statement).

10.33             Form of Confidentiality Agreement (incorporated by reference to
                  Exhibit 10.35 of the 1996 Registration Statement).

10.34             Form of Mutual Non-Disclosure Agreement (incorporated by reference to Exhibit 10.36 of the 1996 Registration Statement).

10.35             Form of Confidentiality/Non-Disclosure Agreement Remitting
                  Access to System Documentation and Data Files for Data
                  Conversion (incorporated by reference to Exhibit 10.37 of the 1996 Registration Statement).

10.36             Form of Phoenix International Ltd., Inc. Confidentiality Agreement
                  (incorporated by reference to Exhibit 10.38 of the 1996
                  Registration Statement).

10.37             The Principal Financial Group Prototype for Savings Plans
                  (401k), as amended, and the Group Annuity Contract for the Company (incorporated by reference to Exhibit 10.41 of the 1996 Registration Statement).*

10.38             Remarketing Agreement and Support Authorization, dated as of
                  April 22, 1996, between the Company and Computer Systems
                  Associates (Nigeria) Limited ("CSA") (incorporated by reference to Exhibit 10.42 of the 1996 Registration Statement)
                  (the "CSA Agreement").+

10.39 Lease Agreement, dated September 11, 1996, between the Company and 500 International Parkway Development Company
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  Form 10-Q, dated November 5, 1996, File No.
                  0-20937).


10.40             Addendum to Lease Agreement, dated March 17, 1997, between the
                  Company and 500 International Parkway Development Company
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  Form 10-Q, dated May 8, 1997, File No. 0-20937 (the "First
                  Quarter 1997 10-Q")).

10.41 Cooperative Marketing Agreement, dated October 2, 1996, between the Company and ISC Financial Systems, Inc.
                  (incorporated by reference to Exhibit 10.43 of the 1996
                  10-K).+

10.42 License and Distribution Agreement, dated March 5, 1997, between the Company and Dyad Corporation (incorporated by reference to Exhibit 10.45 of the 1996 10-K).+

10.43 Form of Software License Agreement used in connection with the CSA Agreement (incorporated by reference to Exhibit 10.47 of the 1996 10-K).

10.44 Cooperative Marketing Agreement, dated March 26, 1997, between the Company and International Turnkey Systems (incorporated by reference to Exhibit 10.2 of the First Quarter 1997 10-Q).+

10.45 Cooperative Marketing Agreement, dated June 28, 1997, between the Company and Siemens Nixdorf Informationssysteme AG
                  (incorporated by reference to Exhibit 10.49 of the 1997
                  Registration Statement).+

10.46 Cooperative Marketing Agreement, dated March 31, 1997, between the Company and ERAS JV (incorporated by reference to Exhibit
                  10.50 of the 1997 Registration Statement).+

10.47 Cooperative Marketing Agreement, dated April 16, 1997, between the Company and Advanced Financial Systems, Inc.
                  (incorporated by reference to Exhibit 10.51 of the 1997
                  Registration Statement).+

10.48             Software License and Development Agreement, dated as of
                  January 15, 1998, between the Company and Intercept Systems,
                  Inc. (incorporated by reference to Exhibit 10.2 of the First
                  Quarter 1998 10-Q).+

10.49             Source Code License and Marketing Agreement, dated as of March
                  31, 1998, between the Company and CSA (incorporated by reference to Exhibit 10.2 to the First Quarter 1998 10-Q).+

10.50 Agreement for Software Services in Relation to Phoenix Banking system dated September 30, 1998 between the Company and Siemens Nixdorf Information Systems Pty. Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, dated
                  November 4, 1998, File No. 0-20937).

10.51             Disaster Recovery Services Marketing Agreement dated as of
                  December 15, 1998 between the Company and SunGard Recovery
                  Services Inc.++

13.1 Registrant's 1998 Annual Report to Shareholders. Except for the portions of said Annual Report specifically incorporated herein by reference, the Annual Report is furnished for the information of the Commission and is not deemed filed herewith.

21.1              Subsidiaries of the Company.

23.1              Consent of Ernst & Young LLP.

24.1 Power of Attorney (contained on the signature page of this filing).

27.1              Financial Data Schedule (for Commission purposes only).

-----------------
+ Confidential treatment previously granted for portions of such exhibit.
++ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.
* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     Phoenix International Ltd., Inc.


                                     By:         /s/ Bahram Yusefzadeh
                                           ------------------------------------
Date   March 23, 1999                      Bahram Yusefzadeh
                                           Chairman and Chief Executive Officer



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



SIGNATURES                            TITLE                                                        DATE

/s/ Bahram Yusefzadeh                 Chairman of the Board and Chief Executive                    March 23, 1999
-------------------------------       Officer (principal executive officer)
Bahram Yusefzadeh


/s/ Theodore C. Burns                 Chief Financial Officer (principal financial and             March 23, 1999
-------------------------------       accounting officer)
Theodore C. Burns


/s/ Raju M. Shivdasani                President, Chief Operating                                   March 23, 1999
--------------------------------      Officer and Director
Raju M. Shivdasani


/s/ Ruann F. Ernst                    Director                                                     March 23, 1999
-------------------------------
Ruann F. Ernst


/s/ Ronald E. Fenton                  Director                                                     March 23, 1999
-------------------------------
Ronald E. Fenton


/s/ William C. Hess                   Director                                                     March 23, 1999
-------------------------------
William C. Hess


/s/ James C. Holly                    Director                                                     March 23, 1999
-------------------------------
James C. Holly

/s/ Paul A. Jones                     Director                                                     March 23, 1999
-------------------------------
Paul A. Jones

/s/ J. Michael Murphy                 Director                                                     March 23, 1999
--------------------------------
J. Michael Murphy


/s/ Glenn W. Sturm                    Director                                                     March 23, 1999
-------------------------------
Glenn W. Sturm

/s/ O. Jay Tomson                     Director                                                     March 23, 1999
-------------------------------
O. Jay Tomson

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION

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

10.6              Third Amendment, dated as of January 30, 1998, to the October
                  Plan (incorporated by reference to Exhibit A of the Company's definitive proxy statement on Schedule 14A for its 1998 annual meeting of shareholders, File No. 0-20937 (the "1998 Proxy").

10.7              Revised Form of Stock Option Agreement for the October Plan
                  (incorporated by reference to Exhibit 10.45 of the 1996
                  Registration Statement).*

10.8              Phoenix International Ltd., Inc. 1996 Director Stock Option Plan
                  (the "Director Plan") (incorporated by reference to Exhibit
                  10.46 of the 1996 Registration Statement).*

10.9 First Amendment to the Director Plan (incorporated by reference to Exhibit B to the 1998 Proxy).*

10.10             Form of Stock Option Agreement under the Phoenix International
                  Ltd., Inc. 1996 Director Stock Option Plan (incorporated by reference to Exhibit 4.7 of the Form S-8).*


10.11             Phoenix International Ltd., Inc. 1998 Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit C of the 1998 Proxy).*

10.12 Form of the Company's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the 1996 Registration
                  Statement).

10.13             Employment Agreement by and between the Company and Bahram
                  Yusefzadeh, dated December 28, 1995 (incorporated by reference to Exhibit 10.14 of the 1996 Registration
                  Statement).*

10.14             First Amendment to Employment Agreement by and between the Company and Bahram Yusefzadeh, dated May 22, 1996 (incorporated by reference to Exhibit 10.15 of the 1996 Registration
                  Statement).*

10.15 Amended and Restated Employment Agreement by and between the Company and Raju M. Shivdasani, dated as of March 20, 1998
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  Form 10-Q, dated May 6, 1998, File No.
                  0-20937 (the "First Quarter 1998 10-Q")).*

10.16             Letter agreement dated August 1, 1998 between the Company and
                  Brian Morgan.*

10.17             Employment Agreement by and between the Company and Harold C.
                  Boughton, dated June 3, 1996 (incorporated by reference to
                  Exhibit 10.1 of the Second Quarter 1996 10-Q).*

10.18 Employment Agreement dated as of March 6, 1998 by and between the Company and Daniel P. Baker (incorporated by reference to Exhibit 10.4 of the First Quarter 1998 10-Q).*

10.19 Employment Agreement dated as of March 25, 1998 by and between the Company and Jocelyn F. Ruggiero (incorporated by reference to Exhibit 10.5 of the First Quarter 1998 10-Q).*

10.20 Form of Employment Agreement by and between the Company and its Senior Vice Presidents.*

10.21 Form of Employee Confidentiality Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                  O-20937) (the "1996 10-K ")).

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

10.26             Second Amendment to Software License Agreement between the
                  Company and Unisys Corporation, dated June 30, 1997
                  (incorporated by reference to Exhibit 10.27 of the 1997
                  Registration Statement). +

10.27             General Agreement for Strategic Relationship between the
                  Company and Hewlett-Packard Company, dated April 30, 1993
                  (incorporated by reference to Exhibit 10.29 of the 1996
                  Registration Statement).+


10.28 Form of Domestic Software License Agreement (incorporated by reference to Exhibit 10.1 of Company's Form 10-Q, dated July
                  31, 1998, File No. 0-20937 (the "Second Quarter 1998 10-Q")).

10.29 Form of International Software License Agreement (incorporated by reference to Exhibit 10.2 of the Second Quarter 1998
                  10-Q).

10.30 Form of Disaster Recovery Service Agreement (incorporated by reference to Exhibit 10.32 of the 1996 Registration
                  Statement).+

10.31 Form of Software Deposit Agreement (incorporated by reference to Exhibit 10.33 of the 1996 Registration Statement).+

10.32             Form of Confidentiality and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.34 of the 1996 Registration
                  Statement).

10.33             Form of Confidentiality Agreement (incorporated by reference to
                  Exhibit 10.35 of the 1996 Registration Statement).

10.34             Form of Mutual Non-Disclosure Agreement (incorporated by reference to Exhibit  10.36 of the 1996  Registration Statement).

10.35             Form of Confidentiality/Non-Disclosure Agreement Remitting
                  Access to System Documentation and Data Files for Data
                  Conversion (incorporated by reference to Exhibit 10.37 of the 1996 Registration Statement).

10.36             Form of Phoenix International Ltd., Inc. Confidentiality Agreement
                  (incorporated by reference to Exhibit 10.38 of the 1996
                  Registration Statement).

10.37             The Principal Financial Group Prototype for Savings Plans
                  (401k), as amended, and the Group Annuity Contract for the Company (incorporated by reference to Exhibit 10.41 of the 1996 Registration Statement).*

10.38             Remarketing Agreement and Support Authorization, dated as of
                  April 22, 1996, between the Company and Computer Systems
                  Associates (Nigeria) Limited ("CSA") (incorporated by reference to Exhibit 10.42 of the 1996 Registration Statement)
                  (the "CSA Agreement").+

10.39 Lease Agreement, dated September 11, 1996, between the Company and 500 International Parkway Development Company
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  Form 10-Q, dated November 5, 1996, File No.
                  0-20937).

10.40             Addendum to Lease Agreement, dated March 17, 1997, between the
                  Company and 500 International Parkway Development Company
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  Form 10-Q, dated May 8, 1997, File No. 0-20937 (the "First
                  Quarter 1997 10-Q")).

10.41 Cooperative Marketing Agreement, dated October 2, 1996, between the Company and ISC Financial Systems, Inc.
                  (incorporated by reference to Exhibit 10.43 of the 1996
                  10-K).+

10.42 License and Distribution Agreement, dated March 5, 1997, between the Company and Dyad Corporation (incorporated by reference to Exhibit 10.45 of the 1996 10-K).+

10.43 Form of Software License Agreement used in connection with the CSA Agreement (incorporated by reference to Exhibit 10.47 of the 1996 10-K).


10.44 Cooperative Marketing Agreement, dated March 26, 1997, between the Company and International Turnkey Systems (incorporated by reference to Exhibit 10.2 of the First Quarter 1997 10-Q).+

10.45 Cooperative Marketing Agreement, dated June 28, 1997, between the Company and Siemens Nixdorf Informationssysteme AG
                  (incorporated by reference to Exhibit 10.49 of the 1997
                  Registration Statement).+

10.46 Cooperative Marketing Agreement, dated March 31, 1997, between the Company and ERAS JV (incorporated by reference to Exhibit
                  10.50 of the 1997 Registration Statement).+

10.47 Cooperative Marketing Agreement, dated April 16, 1997, between the Company and Advanced Financial Systems, Inc.
                  (incorporated by reference to Exhibit 10.51 of the 1997
                  Registration Statement).+

10.48             Software License and Development Agreement, dated as of
                  January 15, 1998, between the Company and Intercept Systems,
                  Inc. (incorporated by reference to Exhibit 10.2 of the First
                  Quarter 1998 10-Q).+

10.49             Source Code License and Marketing Agreement, dated as of March
                  31, 1998, between the Company and CSA (incorporated by reference to Exhibit 10.2 to the First Quarter 1998 10-Q).+

10.50 Agreement for Software Services in Relation to Phoenix Banking system dated September 30, 1998 between the Company and Siemens Nixdorf Information Systems Pty. Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, dated
                  November 4, 1998, File No. 0-20937).

10.51             Disaster Recovery Services Marketing Agreement dated as of
                  December 15, 1998 between the Company and SunGard Recovery
                  Services Int.++

13.1 Registrant's 1998 Annual Report to Shareholders. Except for the portions of said Annual Report specifically incorporated herein by reference, the Annual Report is furnished for the information of the Commission and is not deemed filed herewith.

21.1              Subsidiaries of the Company.

23.1              Consent of Ernst & Young LLP.

24.1              Power of Attorney (contained on the signature page of this filing).

27.1              Financial Data Schedule (for Commission purposes only).

-----------------
+ Confidential treatment previously granted for portions of such exhibit.
++ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-z under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.
* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).