Form 10-Q
period 1999-03-31
PHOENIX INTERNATIONAL LTD INC
filed 1999-05-11
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       Or


[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO     , 19  .
                                                            -----  -----    --

                        Commission file number : 0-20937

                                ---------------

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at May 11, 1999

Common Stock, $0.01 par value                      8,504,989
                                                 ------------
                                                (No. of Shares)

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q



                                                                                                      PAGE
PART I                      FINANCIAL INFORMATION

     Item 1.                Financial Statements                                                        3

                            Condensed Consolidated Balance Sheets as of
                            March 31, 1999 and December 31, 1998                                        3

                            Condensed Consolidated Statements of Operations
                            for the Three Months Ended March 31, 1999 and
                            1998                                                                        4

                            Condensed Consolidated Statements of Cash Flows for the Three
                            Months Ended March 31, 1999 and 1998                                        5

                            Notes to Condensed Consolidated Financial
                            Statements                                                                  6

      Item 2.               Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                         8

 PART II                    OTHER INFORMATION

      Item 1.               Legal Proceedings                                                           14

      Item 2.               Changes in Securities                                                       14

      Item 3.               Defaults upon Senior Securities                                             14

      Item 4.               Submission of Matters to a Vote of Security Holders                         14

      Item 5.               Other Information                                                           14

      Item 6.               Exhibits and Reports on Form 8-K                                            14

 SIGNATURES

 EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        PHOENIX INTERNATIONAL LTD., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,       December 31,
                                                                                         1999               1998
                                                                                     ------------       ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                        $  1,516,823       $  3,795,962
    Investments, available for sale                                                     3,176,483          5,995,640
    Accounts receivable, net of allowance for doubtful accounts of $583,350 and
         $473,350 at March 31, 1999 and December 31, 1998, respectively                10,027,553          8,158,104
    Unbilled accounts receivable                                                        6,846,551          7,497,682
    Deferred tax asset                                                                  4,476,617          3,737,198
    Prepaid expenses and other current assets                                             532,746            420,903
                                                                                     ------------       ------------
         Total current assets                                                          26,576,773         29,605,489
Long term investments, available for sale                                              16,746,644         16,533,770
Property and equipment:
    Computer equipment and purchased software                                           4,457,519          4,245,907
    Furniture, office equipment and leasehold improvements                              2,395,897          2,307,329
                                                                                     ------------       ------------
                                                                                        6,853,416          6,553,236
    Accumulated depreciation and amortization                                          (2,643,413)        (2,224,508)
                                                                                     ------------       ------------
         Net property and equipment                                                     4,210,003          4,328,728
Capitalized software costs, net of accumulated
    amortization of $2,736,379 and $2,282,480 at March 31, 1999 and
    December 31, 1998, respectively                                                     8,893,023          7,155,436
Other assets                                                                            1,879,150
                                                                                                           1,879,150
                                                                                     ------------       ------------
         Total assets                                                                $ 58,305,593       $ 59,502,573
                                                                                     ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $    856,430       $    599,660
    Accrued expenses                                                                    1,986,257          2,124,268
    Capital lease, current portion                                                        145,235            142,051
    Deferred revenue                                                                    2,775,422          2,649,364
                                                                                     ------------       ------------
         Total current liabilities                                                      5,763,344          5,515,343
Deferred tax liability                                                                  2,752,321          2,817,939
Capital lease, long term portion                                                          330,490            357,299
                                                                                     ------------       ------------
         Total long term liabilities                                                    3,082,811          3,175,238
                                                                                     ------------       ------------
         Total liabilities                                                              8,846,155          8,690,581
Shareholders' equity:
Common stock, $0.01 par value
   50,000,000 shares authorized, 8,504,989 and 8,498,633 issued and
   outstanding at March 31, 1999 and December 31, 1998, respectively                       85,049             84,986
Additional paid-in capital                                                             46,268,615         46,191,279
Unrealized gain on investments available for sale (net of tax effect)                     116,144            238,005
Retained earnings                                                                       2,989,630          4,297,722
                                                                                     ------------       ------------
         Total shareholders' equity                                                    49,459,438         50,811,992
                                                                                     ------------       ------------
         Total liabilities and shareholders' equity                                  $ 58,305,593       $ 59,502,573
                                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                       1999              1998
                                                   -----------       -----------
Revenues:
   License fees and other                          $ 2,311,445       $ 3,031,210
   Implementation, customer and software
      support and other service fees                 3,223,310         1,567,234
                                                   -----------       -----------
         Total revenues                              5,534,755         4,598,444

Expenses:
   Cost of license fees and other                      593,413           544,366
   Cost of implementation, customer and
      software support and other service fees        2,229,842         1,222,524
   Sales and marketing                               1,298,673           971,625
   General and administrative                        1,146,779         1,084,323
   Product development                               2,556,905         1,157,462
                                                   -----------       -----------
         Total expenses                              7,825,612         4,980,300

Other income (expense):
   Interest income                                     305,443           447,334
   Interest expense                                     (7,814)          (13,926)
   Other income (loss)                                 (19,221)            2,485
                                                   -----------       -----------
Income (loss) before income taxes                   (2,012,449)           54,037
Income tax expense (benefit)                          (704,357)           18,913
                                                   -----------       -----------
Net income (loss)                                  $(1,308,092)      $    35,124
                                                   ===========       ===========
Net income (loss) per share - basic                $     (0.15)      $      0.00
                                                   ===========       ===========
Net income (loss) per share - diluted              $     (0.15)      $      0.00
                                                   ===========       ===========
Weighted average shares outstanding - basic          8,504,949         8,231,703
                                                   ===========       ===========
Weighted average shares outstanding - diluted        8,504,949         8,725,621
                                                   ===========       ===========


The accompanying notes are an integral part of these condensed consolidated statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                          Three Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                         1999               1998
                                                                     -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    ($1,308,092)      $     35,124
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                    872,804            450,371
        Provision for doubtful accounts                                  110,000             81,200
        Deferred taxes                                                  (739,397)          (105,794)
    Changes in operating assets and liabilities:
        Accounts receivable                                           (1,979,449)           581,939
        Unbilled accounts receivable                                     651,131           (884,937)
        Prepaid expenses and other current assets                       (111,843)           (61,927)
        Accounts payable                                                 256,770            124,860
        Accrued expenses                                                (138,011)           276,857
        Deferred revenue                                                 126,058           (219,323)
                                                                     -----------       ------------
         Net cash (used in) provided by operating activities          (2,260,029)           278,370
                                                                     -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (300,180)          (697,346)
Sale of investments, available for sale                                4,749,244               --
Purchases of investments, available for sale                          (2,330,462)          (266,464)
Capitalized software costs                                            (2,191,486)          (702,085)
Purchased software                                                          --             (450,000)
                                                                     -----------       ------------
         Net cash used in investing activities                           (72,884)        (2,115,895)
                                                                     -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations                                    (23,625)           (32,390)
Net proceeds from issuance of common stock                                77,399            704,665
Cash payments for stock subscription receivable                             --                   48
                                                                     -----------       ------------
         Net cash provided by financing activities                        53,774            672,323
                                                                     -----------       ------------

Net decrease in cash and cash equivalents                             (2,279,139)        (1,165,202)
Cash and cash equivalents at beginning of the period                   3,795,962         13,034,491
                                                                     -----------       ------------
Cash and cash equivalents at end of the period                       $ 1,516,823       $ 11,869,289
                                                                     ===========       ============


The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                        PHOENIX INTERNATIONAL LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, "Selected Financial and Operating Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.       NET INCOME PER SHARE

         Net income per share is calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings per share is computed using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method based on average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share.

                                                          Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                        1999             1998
                                                    -----------       ----------
Numerator - net income (loss) available
   to common shareholders                           $(1,308,092)      $   35,124
                                                    ===========       ==========

Denominator for basic net income per
   share - weighted average shares outstanding        8,504,949        8,231,703

Effect of dilutive securities -
   employee stock options                                     0          493,918
                                                    -----------       ----------

Denominator for diluted net income per
   share - adjusted weighted average shares
   outstanding and assumed conversion of
   dilutive securities                                8,504,949        8,725,621
                                                    ===========       ==========
Net income (loss) per share - basic                 $     (0.15)      $     0.00
                                                    ===========       ==========
Net income (loss) per share - diluted               $     (0.15)      $     0.00
                                                    ===========       ==========

         Pursuant to SFAS 128 the denominator for basic and diluted net income per share are identical for the three months ended March 31, 1999 due to the company's net loss. Under SFAS 128 the exercise of any outstanding options or warrants in the case of a net loss is considered antidilutive.

         The Company effected a three-for-two stock split in the form of a 50% stock dividend, distributed on May 18, 1998 to stockholders of record on May 11, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.


3.       CAPITALIZED SOFTWARE COSTS

         The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to develop a computer software product are charged to product development expense when incurred until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and recorded at the lower of unamortized cost or net realizable value. Capitalization ceases upon general release to customers. After general release, capitalized costs are amortized using the greater of the amount computed using: (a) the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product or, (b) the straight-line method over the estimated useful life of the related product (currently five years). Capitalized software costs also include purchased software costs of $761,000 at March 31, 1999 and December 31, 1998.


4.       COMPREHENSIVE INCOME (LOSS)

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) for the three months ended March 31, 1999 and 1998 is comprised of the following:


                                                   Three months ended
                                                         March 31,
                                               -------------------------
                                                   1999           1998
                                               -----------       -------
  Net income (loss) as reported                $(1,308,092)      $35,124
  Other comprehensive income:
   Unrealized gain (loss) on investments
   available for sale (net of tax effect)         (121,861)       12,376
                                               -----------       -------
Comprehensive income (loss)                    $(1,429,953)      $47,500
                                               ===========       =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's development and implementation of the Phoenix System and its other products); (iii) the Company's financing plans; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements.

         Actual results may differ materially from these forward-looking statements as a result of many factors, including the inability to obtain, continue and manage growth or execute agreements with new customers; fluctuations in quarterly operating results; market acceptance of new products and enhancements; growth in the Company's customers; risks related to the Year 2000; increased competition; dependence on new products; rapid changes in technology, and the other factors discussed in the Company's registration statement on Form S-1 as declared effective on August 13, 1997, including the "Risk Factors" section contained therein.

         The Company derives its revenues from two primary sources: (i) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and (ii) fees for a full range of services complementing its products, including implementation, programming services, conversion training and installation services, interface services for tying the Phoenix System to third-party applications, customer and software support services, disaster recovery services and Internet/Intranet development services.

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

YEAR 2000 ISSUES

         The Company's business and relationships with its customers, marketing agents, VARs and other parties depend significantly on a number of computer software programs, internal operating systems and network, telephonic and Internet connections. If any of these software programs, systems or connections are not able to recognize, store, transmit and properly process dates before, on and after January 1, 2000 (the "Year 2000 issue"), significant system failures or errors may result which could have a material adverse effect on the business, financial condition and results of operations of the affected customers, agents, other parties and the Company. In an effort to protect against possible Year 2000 problems, Phoenix has examined the Year 2000 issue as it affects three critical areas of its business operations: (1) the Phoenix System; (2) its internal operating and accounting systems; and (3) its customers' core processing systems.

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

         Phoenix has also reviewed its internal accounting and operating systems in the United States and currently believes that these programs and systems are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without material costs or delays. Phoenix is currently conducting tests on the third party products or systems used in its business and at its offices and on the systems used by its marketing agents, VARs and other third parties. The Company has contacted the providers of material goods and services used in Phoenix's operations and has received written assurances from several of these providers that their products and services are capable of addressing the Year 2000 issue. The Company has not yet completed a review of the accounting and operating systems of its VARs. Phoenix currently expects to complete its Year 2000 examination of its internal accounting and operating systems by the end of June 1999. The Company has not yet completed a review of the operating systems used in its international offices in London, England, Wellington, New Zealand, Singapore and Sydney, Australia and currently expects that this review will not be complete until the middle of 1999. There can be no assurances that any or all of these products and services are Year 2000 compliant. However, Phoenix believes that if any Year 2000 issues are discovered when these international office systems are examined and tested, the Company will be able to modify or replace these systems without material costs or delays.

         Phoenix believes that if its customers do not successfully address Year 2000 issues in their operations, the Company's operations may be interrupted, hindered or delayed. This would have a material adverse effect on Phoenix's business, financial condition and results of operations. Phoenix has experienced some difficulties in signing contracts with new customers which are delaying decisions about purchasing new core processing systems due to their review of potential Year 2000 issues with their institutions. Phoenix (with assistance from some of its customers) has developed a Year 2000 readiness program that is designed to assist its customers in testing their core processing systems for Year 2000 problems. Phoenix has begun testing United States customers and offered others to test their core processing systems at Phoenix's facilities, using all of the same hardware and other third-party products employed at their institutions. The customer institution selects the dates and other information to be tested and Phoenix monitors the performance of the customer's processing system and reports on any Year 2000 problems identified. Testing under this program began in November 1998 and is expected to last between two and three days for each customer institution.

         The Company believes that many financial institutions, industry vendors and suppliers, and other third parties are still analyzing their software and systems to address Year 2000 issues. It is not possible, therefore, for the Company to accurately analyze or predict possible "worst-case scenarios" related to the Year 2000 issue and the potential impact to the Company's business if any of these parties fail to adequately address the Year 2000 issue in their business operations. The Company currently believes that the greatest risk to its business from Year 2000 issues will come from its customers and third parties whose systems fail as a result of the Year 2000 issue. The Company has not developed a contingency plan for Year 2000 problems experienced by these customers and third parties. It is impossible to estimate the potential expenses involved or delays which may result from a large-scale failure of the Company's customer institutions and third parties to resolve their Year 2000 issues in a timely manner and there can be no assurance that such expenses, failures or delays will not have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues represented by certain line items in the Company's statement of operations for the periods indicated.


                                                 Three Months Ended
                                                      March 31,
                                                --------------------

                                                 1999          1998
                                                ------        ------
Revenues
   License fees and other                         41.8%         65.9%
   Implementation, customer and
    software support, and other service fees      58.2%         34.1%
                                                ------        ------
     Total revenues                              100.0%        100.0%

Expenses
   Cost of license fees and other                 10.7%         11.8%
   Cost of implementation, customer and
    software support, and other service fees      40.3%         26.6%
   Sales and marketing                            23.5%         21.1%
   General and administrative                     20.7%         23.6%
   Product development                            46.2%         25.2%
                                                ------        ------
     Total expenses                              141.4%        108.3%

Other income (expense)
   Interest income                                 5.5%          9.7%
   Interest expense                               (0.1)%        (0.3)%
   Other income (loss)                            (0.3)%         0.1%
Income (loss) before taxes                       (36.3)%         1.2%
Income tax (benefit) expense                     (12.7)%         0.4%
                                                ------        ------
Net income (loss)                                (23.6)%         0.8%
                                                ======        ======

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenues. Total revenues increased 20.4% to $5.5 million in the three months ended March 31, 1999 from $4.6 million for the three months ended March 31, 1998. Revenues from license fees decreased $720,000, or 23.7%, to $2.3 million for the three months ended March 31, 1999 from $3.0 million in the three months ended March 31, 1998 primarily due to a decrease in the number of license fee contract signings from U.S. customers and delays in contract signings. Revenues from implementation, customer and software support, and other service fees increased $1.7 million, or 105.7%, to $3.2 million in the three months ended March 31, 1999 from $1.6 million in the three months ended March 31, 1998 due primarily to an increased number of installations, an increase in foreign professional services and customers under support agreements.

         Expenses. Cost of license fees increased 9.0% to $593,000 in the three months ended March 31, 1999 from $544,000 in the three months ended March 31, 1998. These costs increased in the 1999 period mainly as a result of higher amortization of capitalized software development costs.

         Cost of implementation, customer and software support and other service fees increased $1.0 million, or 82.4%, to $2.2 million in the three months ended March 31, 1999 from $1.2 million in the three months ended March 31, 1998 primarily as a result of increased staffing, travel and personnel related costs to support a larger number of installations and customers under support agreements.

         Sales and marketing expenses increased 33.7% to $1.3 million in the three months ended March 31, 1999 from $972,000 in the three months ended March 31, 1998 primarily as a result of additional expenses incurred in connection with increased staffing, travel and personnel related costs, the relocation of the United Kingdom sales office to a larger facility, and the opening of the Singapore sales office.

         General and administration expenses was $1.1 million and $1.1 million in the three months ended March 31, 1999 and 1998, respectively, primarily as the result of increased professional service fees, personnel related costs, and provision for doubtful accounts.

         Product development expenses increased 120.9% to $2.6 million in the three months ended March 31, 1999 from $1.2 million in the three months ended March 31, 1998. Product development expenses increased in the 1999 period primarily as a result of increased personnel related costs to expand and enhance the Company's product line. Expenses also increased due to contract labor costs incurred at the new Sydney, Australia product development center.

         Other Income (Expense). Interest income was $305,000 and $447,000 in the three months ended March 31, 1999 and 1998, respectively. Interest income decreased in the 1999 period primarily due to a decrease in interest-bearing funds. Other income (expense) decreased to a $19,000 loss in the three months ended March 31, 1999 from a $2,000 gain in the three months ended March 31, 1998, primarily due to realized foreign losses from the operations of three of the company's foreign subsidiaries, Phoenix International A.P. Limited, Phoenix EMEA Limited, and Phoenix International (Australia) Pty. Limited.

         Income Tax Expense. The income tax benefit was $704,000 for the three months ended March 31, 1999 and income tax expense was $19,000 for the three months ended March 31, 1998. The Company's effective tax rate was 35% for the three months ended March 31, 1999 and 1998, respectively. The decrease in income tax expense was the result of the pre-tax operating loss for the three months ended March 31, 1999.

         Net Income (Loss). The Company incurred a $1.3 million net loss in the three months ended March 31, 1999 compared to net income of $35,000 in the three months ended March 31, 1998, primarily as a result of increases in costs related to implementation, customer support and product development.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its cash needs through existing cash and investment balances, interest on investments and, to a lesser extent, through cash flow from operations, without relying on lines of credit or other borrowings. At March 31, 1999, cash and cash equivalents were $1.5 million, short term investments were $3.2 million and long term investments were $16.7 million. Short and long term investments consist primarily of U.S. Treasury securities. For the three months ended March 31, 1999, cash used by operations was $2.3 million resulting principally from the net loss for the period and an increase in trade accounts receivable of $2.0 million, offset by decreases in unbilled accounts receivable of $651,000 and an increase in accounts payable of $257,000 which contributed cash from the Company's operating activities. Cash used by investing activities was $73,000 for the three months ended March 31, 1999, including $300,000 for purchases of property and equipment and $2.2 million for capitalized software development costs. Purchase of long term investments used $2.3 million of cash and the sale of short term investments provided $4.7 million in cash for the three months ended March 31, 1999. Financing activities provided $54,000 of cash for the three months ended March 31, 1999, including $77,000 from the issuance of common stock pursuant to the exercise of stock options. Capital lease payments represented a use of cash of $24,000 for the three months ended March 31, 1999. Working capital was $20.8 million at March 31, 1999.

         The Company believes its cash balances, investments and cash flow from operations will be sufficient to meet its working capital, capital expenditure and capitalized software development requirements at least through 1999. Cash flows from operating activities are dependent on continued advance payments from customers, and there is no assurance that the Company will continue to receive these payments from customers or that it will continue to receive these payments in advance on the same terms as it has in the past. The Company anticipates that its operating and investing activities may use cash in the future, particularly from growth in operations and development activities. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

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

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
         a)       Exhibits

   Exhibit
     No.   Description
     ---   -----------
     3.1   Amended and Restated Articles of Incorporation, as amended by the
           Articles of Amendment to Amended and Restated articles of
           Incorporation as filed with the Secretary of the State of Florida on
           May 28, 1997 (incorporated by reference to Exhibit 3.1 of the
           Company's Registration Statement on Form S-1 (No. 333-31415) as
           declared effective by the SEC on August 13, 1998. (the "Registration
           Statement")).
     3.2   Amended and Restated Bylaws, effective July 8, 1996, (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14,
           1996, File No. 0-20937)
     4.1   See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
           Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
           (incorporated by reference to Exhibit 4.1 of Registration Statement).
    27.1   Financial Data Schedule for the three months ended March 31, 1999
           (for SEC use only)

         b)       Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PHOENIX INTERNATIONAL LTD., INC.



                                  /s/ Bahram Yusefzadeh
                              -------------------------------------------------
May 11, 1999                  Bahram Yusefzadeh
                              Chairman of the Board and Chief Executive Officer
                              (principal executive officer)



                                  /s/ Theodore C. Burns
                              -------------------------------------------------
May 11, 1999                  Theodore C. Burns
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)

                                  EXHIBIT INDEX


   Exhibit
     No.   Description                                                                                   Page
     ---   -----------                                                                                   ----
    3.1    Amended and Restated Articles of Incorporation, as amended by the
           Articles of Amendment to Amended and Restated articles of
           Incorporation as filed with the Secretary of the State of Florida on
           May 28, 1997 (incorporated by reference to Exhibit 3.1 of the
           Company's Registration Statement on Form S-1 (No. 333-31415) as
           declared effective by the SEC on August 13, 1998. (the "Registration
           Statement").
    3.2    Amended and Restated Bylaws, effective July 8, 1996, (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August 14,
           1996, File No. 0-20937)
    4.1    See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
           Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
           (incorporated by reference to Exhibit 4.1 of Registration Statement).
   27.1    Financial Data Schedule for the three months ended March 31, 1999
           (for SEC use only)
