Form 10-Q
period 1999-06-30
PHOENIX INTERNATIONAL LTD INC
filed 1999-08-16
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 1999.

                                       Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                           FROM                 TO             , 19     .
                                ---------------    ------------    -----

                        Commission file number : 0-20937



                        PHOENIX INTERNATIONAL LTD., INC.
             (Exact name of registrant as specified in its charter)

                           Florida                                                        59-3171810
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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]  No [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                     Outstanding at August 13, 1999

         Common Stock, $0.01 par value                   8,526,768
                                                      -----------------
                                                      (No. of Shares)

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q

                                                                                                    PAGE
                                                                                                    -----
PART I                    FINANCIAL INFORMATION

   Item 1.                Financial Statements                                                         3

                          Condensed Consolidated Balance Sheets as of
                          June 30, 1999 and December 31, 1998                                          3

                          Condensed Consolidated Statements of
                          Operations for the Three Months and Six
                          Months ended June 30, 1999 and 1998
                                                                                                       4
                          Condensed Consolidated Statements of Cash Flows for the Six
                          Months ended June 30, 1999 and 1998                                          5

                          Notes to Condensed Consolidated Financial Statements
                                                                                                       6
   Item 2.                Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                    8

PART II                   OTHER INFORMATION

     Item 1.              Legal Proceedings                                                            16

     Item 2.              Changes in Securities                                                        16

     Item 3.              Defaults upon Senior Securities                                              16

     Item 4.              Submission of Matters to a Vote of Security Holders                          16

     Item 5.              Other Information                                                            16

     Item 6.              Exhibits and Reports on Form 8-K                                             16

SIGNATURES

EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                        PHOENIX INTERNATIONAL LTD., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,           December 31,
                                                                                            1999                 1998
                                                                                       ---------------     ---------------
                                                                                          (Unaudited)
ASSETS
     Current assets:
        Cash and cash equivalents                                                         $  2,148,184       $  3,795,962
        Investments, available for sale                                                             --          5,995,640
        Accounts receivable, net of allowance for doubtful accounts of $593,350 and
           $473,350 at June 30, 1999 and December 31, 1998, respectively                    11,583,371          8,158,104
        Unbilled accounts receivable                                                         4,911,125          7,497,682
        Deferred tax asset                                                                   5,365,185          3,737,198
        Prepaid expenses and other current assets                                            1,442,186            420,903
                                                                                          ------------       ------------
           Total current assets                                                             25,450,051         29,605,489
     Long term investments, available for sale                                              16,569,024         16,533,770
     Property and equipment:
        Computer equipment and purchased software                                            4,592,235          4,245,907
        Furniture, office equipment and leasehold improvements                               2,400,227          2,307,329
                                                                                          ------------       ------------
                                                                                             6,992,462          6,553,236
        Accumulated depreciation and amortization                                           (3,079,600)        (2,224,508)
                                                                                          ------------       ------------
           Property and equipment, net                                                       3,912,862          4,328,728
     Capitalized software costs, net of accumulated
        amortization of $3,293,369 and $2,282,480 at June 30, 1999 and
        December 31, 1998, respectively                                                     11,328,576          7,155,436
     Other assets                                                                            1,879,150          1,879,150
                                                                                          ------------       ------------
        Total assets                                                                      $ 59,139,663       $ 59,502,573
                                                                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                                  $  1,699,433       $    599,660
        Accrued expenses                                                                     3,011,704          2,124,268
        Capital lease, current portion                                                         148,491            142,051
        Deferred revenue                                                                     3,408,621          2,649,364
                                                                                          ------------       ------------
           Total current liabilities                                                         8,268,249          5,515,343
     Deferred tax liability                                                                  2,678,842          2,817,939
     Capital lease, long term portion                                                          280,151            357,299
                                                                                          ------------       ------------
        Total long term liabilities                                                          2,958,993          3,175,238
                                                                                          ------------       ------------
           Total liabilities                                                                11,227,242          8,690,581
     Shareholders' equity:
        Common stock, $0.01 par value:
           50,000,000 shares authorized, 8,526,768 and 8,498,633 issued and
           outstanding at June 30, 1999 and December 31, 1998, respectively                     85,268             84,986
        Additional paid-in capital                                                          46,330,896         46,191,279
        Unrealized gain (loss) on investments available for sale (net of tax effect)           (20,319)           238,005
        Retained earnings                                                                    1,516,576          4,297,722
                                                                                          ------------       ------------
           Total shareholders' equity                                                       47,912,421         50,811,992
                                                                                          ------------       ------------
               Total liabilities and shareholders' equity                                 $ 59,139,663       $ 59,502,573
                                                                                          ============       ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                                   June 30,                            June 30,
                                                           ------------------------------     -------------------------------
                                                              1999             1998              1999                1998
                                                           ----------      -------------      ------------     --------------
Revenues:
     License fees and other                               $ 2,501,963       $ 3,679,940       $  4,813,408       $  6,711,150
     Implementation, customer and software
         support and other service fees                     3,234,293         1,986,763          6,457,603          3,553,997
                                                          -----------       -----------       ------------       ------------
            Total revenues                                  5,736,256         5,666,703         11,271,011         10,265,147

Expenses:
     Cost of license fees and other                           924,948           473,309          1,518,361          1,017,675
     Cost of implementation, customer
         and software support and other service fees        2,296,025         1,460,840          4,525,867          2,683,364
     Sales and marketing                                    1,027,826           986,624          2,326,499          1,958,249
     General and administrative                             1,171,989           988,215          2,318,768          2,072,539
     Product development                                    2,868,997         1,396,388          5,425,902          2,553,850
                                                          -----------       -----------       ------------       ------------
         Total expenses                                     8,289,785         5,305,376         16,115,397         10,285,677

Other income (expense):
     Interest income                                          305,096           406,816            610,539            854,150
     Interest expense                                         (10,101)          (13,150)           (17,915)           (27,076)
     Other income (loss)                                       (7,704)           10,645            (26,925)            13,130
                                                          -----------       -----------       ------------       ------------
Income (loss) before income taxes                          (2,266,238)          765,638         (4,278,687)           819,674
Income tax expense (benefit)                                 (793,184)          267,973         (1,497,541)           286,886
                                                          -----------       -----------       ------------       ------------
Net income (loss)                                         $(1,473,054)      $   497,665       $ (2,781,146)      $    532,788
                                                          ===========       ===========       ============       ============
Net income (loss) per share - basic                       $     (0.17)      $      0.06       $      (0.33)      $       0.06
                                                          ===========       ===========       ============       ============
Net income (loss) per share - diluted                     $     (0.17)      $      0.06       $      (0.33)      $       0.06
                                                          ===========       ===========       ============       ============
Weighted average shares outstanding - basic                 8,514,802         8,366,344          8,509,875          8,299,024
                                                          ===========       ===========       ============       ============
Weighted average shares outstanding - diluted               8,514,802         8,928,034          8,509,875          8,826,832
                                                          ===========       ===========       ============       ============

The accompanying notes are an integral part of these condensed consolidated statements of operations.

                          PHOENIX INTERNATIONAL LTD., INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                         June 30,
                                                                              ---------------------------------
                                                                                   1999                1998
                                                                              --------------     --------------
Cash flows from operating activities:
Net income (loss)                                                              $(2,781,146)      $    532,788
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                           1,866,021          1,002,976
         Provision for doubtful accounts                                           120,000            186,200
         Deferred taxes                                                         (1,627,965)           159,270
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (3,545,267)         1,109,049
         Unbilled accounts receivable                                            2,586,557         (1,863,763)
         Prepaid expenses and other current assets                              (1,021,283)          (142,061)
         Accounts payable                                                        1,099,773           (343,863)
         Accrued expenses                                                          887,436            (70,716)
         Deferred revenue                                                          759,257            401,955
                                                                               -----------       ------------
            Net cash (used in) provided by operating activities                 (1,656,617)           971,835

Cash flows from investing activities:
Purchases of property and equipment                                               (439,266)        (1,523,088)
Sale of investments, available for sale                                          7,910,710          2,799,300
Purchases of investments, available for sale                                    (2,347,767)        (1,844,714)
Capitalized software costs                                                      (4,684,029)        (2,279,895)
Purchased software                                                                (500,000)          (300,000)
                                                                               -----------       ------------
     Net cash used in investing activities                                         (60,352)        (3,148,397)

Cash flows from financing activities:
Payments of capital lease obligations                                              (70,708)           (64,780)
Net proceeds from issuance of common stock                                         139,899            765,374
Cash payments for stock subscription receivable                                         --             13,360
                                                                               -----------       ------------
     Net cash provided by financing activities                                      69,191            713,954

     Net decrease in cash and cash equivalents                                  (1,647,778)        (1,462,608)
     Cash and cash equivalents at beginning of the period                        3,795,962         13,034,491
                                                                               -----------       ------------
     Cash and cash equivalents at end of the period                            $ 2,148,184       $ 11,571,883
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

2.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings per share is computed using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the "treasury stock" method based on average stock price for the period.


The following table sets forth the computation of basic and diluted earnings per share.

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30,                           June 30,
                                                         ------------------------------      ------------------------------
                                                              1999             1998              1999              1998
                                                         -------------       ----------      -------------       ----------
Numerator - net income (loss) available                  $  (1,473,054)      $  497,665      $  (2,781,146)      $  532,788
                                                         =============       ==========      =============       ==========
   to common shareholders

Denominator for basic net income (loss) per
   share - weighted average shares outstanding               8,514,802        8,366,344          8,509,875        8,299,024

Effect of dilutive securities -
   employee stock options                                           --          561,690                 --          527,808
                                                         -------------       ----------      -------------       ----------

Denominator for diluted net income (loss) per share
- adjusted weighted average
   shares outstanding and assumed conversion of
   dilutive securities                                       8,514,802        8,928,034          8,509,875        8,826,832
                                                         =============       ==========      =============       ==========
Net income (loss) per share - basic                      $       (0.17)      $     0.06      $       (0.33)      $     0.06
                                                         =============       ==========      =============       ==========
Net income (loss) per share - diluted                    $       (0.17)      $     0.06      $       (0.33)      $     0.06
                                                         =============       ==========      =============       ==========

         Pursuant to SFAS 128 the denominator for basic and diluted net income per share are identical for the three months and six months ended June 30, 1999, respectively, due to the company's net losses. Under SFAS 128 the exercise of any outstanding options or warrants in the case of a net loss is considered antidilutive.

3.       CAPITALIZED SOFTWARE COSTS

         The Company effected a three-for-two stock split in the form of a 50% stock dividend, distributed on May 18, 1998 to stockholders of record on May 11, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split. The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to develop a computer software product are charged to product development expense when incurred until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and recorded at the lower of unamortized cost or net realizable value. Capitalization ceases upon general release to customers. After general release, capitalized costs are amortized using the greater of the amount computed using: (a) the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product or, (b) the straight-line method over the estimated useful life of the related product (currently five years). Capitalized software costs also include purchased software costs of $1,261,000 at June 30, 1999 and $761,000 at December 31, 1998.


4.       COMPREHENSIVE INCOME (LOSS)

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) for the three months and six months ended June 30, 1999 and 1998 is comprised of the following:

                                                  Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                               -------------------------------      -------------------------------
                                                   1999              1998                1999              1998
                                               ------------       ------------      ------------       ------------
Net income (loss) as reported                  $ (1,473,054)      $    497,665      $ (2,781,146)      $    532,788
Other comprehensive income:
  Unrealized gain (loss) on investments
   available for sale (net of tax effect)          (136,462)            27,457          (258,323)            27,457
                                               ------------       ------------      ------------       ------------
Comprehensive income (loss)                    $ (1,609,516)      $    525,122      $ (3,039,469)      $    560,245
                                               ============       ============      ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's development and implementation of the Phoenix System and its other products); (iii) the Company's financing plans; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements.

         Actual results may differ materially from these forward-looking statements as a result of many factors, including the inability to obtain, continue and manage growth or execute agreements with new customers; the inability to execute agreements with significant new customers or complete such agreements in any time frame and other factors that cause fluctuations in quarterly operating results; market acceptance of new products and enhancements; risks related to the Year 2000, including delays by potential customers in making purchase decisions as a result of concerns over the Year 2000 issues; increased competition; dependence on new products; rapid changes in technology; and the other factors discussed in this report, the Company's registration statement on Form S-1 as declared effective on August 13, 1997, and other filings with the Securities and Exchange Commission, including the Company's "Risk Factors" section contained therein.

         The Company derives its revenues from two primary sources: (i) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and (ii) fees for a full range of services complementing its products, including implementation, programming services, conversion training and installation services, interface services for tying the Phoenix System to third-party applications, customer and software support services, and Internet/Intranet development services.

         The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future. Special factors that have caused and may cause the Company's future operating results to vary include, without limitation: the size and timing of significant orders; the mix of direct and indirect sales; the mix and timing of foreign and domestic sales; the timing of new product announcements and changes in pricing policies by the Company and its competitors; market acceptance of new and enhanced versions of the Company's products; increased competition; the impact of publicity about the Company and the industries in which it operates; changes in operating expenses, including expenses related to acquisitions; changes in

Company strategy; personnel changes; changes in legislation and regulation; foreign currency exchange rates and general economic factors. Product revenues are also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial review to purchase and the provision of support services, varies substantially from customer to customer. As a result, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of securities analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected.

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

         Phoenix believes that the Phoenix System already addresses the Year 2000 issue because it was designed to require a four-digit year to be entered into the date fields of the program and has always stored and processed information using four-digit years. The Phoenix System employs sophisticated database and other technologies provided by recognized companies in the software industry (e.g., Sybase, Microsoft and Centura). Many of these industry companies have published materials indicating their products are Year 2000 compliant and the Company believes these products are capable of addressing the Year 2000 issue. The Company has tested the Phoenix System repeatedly using various dates before, on and after January 1, 2000, including all of the dates established by the Federal Financial Institutions Examination Council in its April 10, 1998 statement of guidelines for Year 2000 readiness. Phoenix discovered no significant Year 2000 problems during such tests. Phoenix plans to continue testing the Phoenix System periodically using any additional dates set forth for testing in any future guidelines established for financial institutions in the United States or by foreign governmental regulatory agencies. Phoenix has not made any material modification to the coding for the Phoenix System software and does not anticipate making any such changes to accommodate the Year 2000 issue.

         Phoenix has also reviewed its internal accounting and operating systems in the United States and currently believes that these programs and systems are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without material costs or delays. Phoenix is currently conducting tests on the third party products or systems that Phoenix considers to be critical to its business. The Company has contacted the providers of material goods and services used in Phoenix's operations and has received written assurances from several of these providers that their products and services are capable of addressing the Year 2000 issue. Phoenix currently expects to complete its Year 2000 examination of its internal accounting and operating systems by October 1999. The Company has not yet completed a review of the operating systems used in its international offices in London, England; Wellington, New Zealand; Singapore and Sydney, Australia and currently expects that this review will not be complete until October 1999. There can be no assurances that any or all of these products and services are Year 2000 compliant. However, Phoenix believes that if any Year 2000 issues are discovered when these international office systems are examined and tested, the Company will be able to modify or replace these systems without material costs or delays.

         Phoenix believes that if its customers do not successfully address Year 2000 issues in their operations, the Company's operations may be interrupted, hindered or delayed. This would have a material adverse effect on Phoenix's business, financial condition and results of operations. Phoenix has experienced some difficulties and delays in signing contracts with new customers which are postponing decisions about purchasing new core processing systems due to their review of potential Year 2000 issues with their institutions. Phoenix (with assistance from some of its customers) has developed a Year 2000 readiness program that is designed to assist its customers in testing their core processing systems for Year 2000 problems. Phoenix began testing United States customers in November 1998 and offered others the opportunity to test their core processing systems at the Phoenix facilities, using all of the same hardware and third party products employed at their institutions. To date, 36 Phoenix client banks have taken advantage of the Company's dedicated Year 2000 test lab. No client utilizing the test facility identified or reported any Year 2000 problems or errors. Although Phoenix has reviewed its suppliers, internal operations, and testing results for the Year 2000 readiness of its products and has not found any significant operational issues, Year 2000 readiness remains a priority within its operations. Phoenix has committed to maintain this testing facility and to continue testing services to its clients through December 1999 and will continue to address Year 2000 readiness in all of its ongoing business activities.

         The Company believes that many financial institutions, industry vendors and suppliers, and other third parties are in various stages of analyzing their software and systems to address Year 2000 issues. It is not possible, therefore, for the Company to accurately analyze or predict possible "worst-case scenarios" related to the Year 2000 issue and the potential impact to the Company's business if any of these parties fail to adequately address the Year 2000 issue in their business operations. The Company currently believes that the greatest risk to its business from Year 2000 issues will come from its customers and third parties whose systems fail as a result of the Year 2000 issue. Phoenix has examined critical power and communications systems installed at its premises, noting no significant Year 2000 compliance issues. Phoenix is further modifying its action plans regarding disaster recovery and business resumption. Phoenix has entered into a five year contract with SunGard Recovery Services Inc. for disaster recovery and business resumption and believes that it has taken reasonable precautions to be ready to effectively conduct business through the Year 2000. It is impossible to estimate the potential expenses involved or delays which may result from a large-scale failure of the Company's customer institutions and third parties to resolve their Year 2000 issues in a timely manner. The Company currently estimates total expenses relating to testing and remediating the Year 2000 issues will be approximately $300,000, the majority of which has already been incurred. There can be no assurance that such expenses, failures or delays will not have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain line items in the Company's statement of operations for the periods indicated.

                                                          Three Months Ended                     Six Months Ended
                                                              June 30,                               June 30,
                                                     -------------------------                ----------------------
                                                       1999         1998                       1999            1998
                                                     -------       -------                    -------        -------
Revenues:
     License fees and other                           43.6 %        64.9 %                     42.7 %         65.4 %
     Implementation, customer and software
         support and other service fees               56.4 %        35.1 %                     57.3 %         34.6 %
                                                     -----         -----                      -----          -----
            Total revenues                           100.0 %       100.0 %                    100.0 %        100.0 %

Expenses:
     Cost of license fees and other                   16.1 %         8.4 %                     13.5 %          9.9 %
     Cost of implementation, customer
         and software support and other service fees  40.0 %        25.8 %                     40.2 %         26.1 %
     Sales and marketing                              17.9 %        17.4 %                     20.6 %         19.1 %
     General and administrative                       20.4 %        17.4 %                     20.6 %         20.2 %
     Product development                              50.0 %        24.6 %                     48.1 %         24.9 %
                                                     -----         -----                      -----          -----
         Total expenses                              144.4 %        93.6 %                    143.0 %        100.2 %

Other income (expense):
     Interest income                                  5.3  %         7.2 %                      5.4 %         8.3  %
     Interest expense                                (0.2) %        (0.2)%                     (0.2)%        (0.3) %
     Other income (loss)                             (0.1) %         0.2 %                     (0.2)%         0.1  %
                                                     -----         -----                      -----          -----

Income (loss) before income taxes                    (39.4)%        13.6 %                    (38.0)%          7.9 %
Income tax expense (benefit)                         (13.8)%         4.7 %                    (13.3)%          2.8 %
                                                     -----         -----                      -----          -----
Net income (loss)                                    (25.6)%         8.9 %                    (24.7)%          5.1 %
                                                     =====         =====                      =====          =====

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Revenues. Total revenues increased $69,000, or 1.2%, to $5.7 million in the three months ended June 30, 1999 from $5.7 million for the three months ended June 30, 1998. Revenues from license fees decreased $1.2 million, or 32.0%, to $2.5 million for the three months ended June 30, 1999 from $3.7 million in the three months ended June 30, 1998 primarily due to a decrease in the number of license fee contract signings from U.S. customers and delays in contract signings from prospective new customers in the U.S. and internationally. Revenues from implementation, customer and software support, and other service fees increased $1.2 million, or 62.8%, to $3.2 million in the three months ended June 30, 1999 from $2.0 million in the three months ended June 30, 1998 due primarily to an increased number of installations, an increase in foreign professional service fees and customers under support agreements.

         Expenses. Cost of license fees increased 95.4% to $925,000 in the three months ended June 30, 1999 from $473,000 in the three months ended June 30, 1998. These costs increased in the 1999 period mainly as a result of higher amortization of capitalized software development costs.

         Cost of implementation, customer and software support and other service fees increased $835,000, or 57.2%, to $2.3 million in the three months ended June 30, 1999 from $1.5 million in the three months ended June 30, 1998 primarily as a result of increased staffing, travel and personnel related costs incurred to support a larger number of installations and customers under support agreements.

         Sales and marketing expenses increased 4.2% to $1.0 million in the three months ended June 30, 1999 from $986,000 million in the three months ended June 30, 1998, primarily as a result of additional expenses incurred in connection with increased staffing, travel, personnel related costs, and the costs related to the Singapore sales office.

         General and administration expenses increased 18.6% to $1.2 million in the three months ended June 30, 1999, from $1.0 million in the 3 months ended June 30, 1998, primarily, as the result of increased professional service fees and personnel related costs.

         Product development expenses increased 105.5% to $2.9 million in the three months ended June 30, 1999 from $1.4 million in the three months ended June 30, 1998. Product development expenses increased in the 1999 period primarily as a result of increased personnel related costs to expand and enhance the Company's product line, including expenses for contract labor costs incurred at the new Sydney, Australia product development center.

         Total Other Income (Expense). Interest income was $305,000 and $407,000 in the three months ended June 30, 1999 and 1998, respectively. Interest income decreased in the 1999 period primarily due to a decrease in interest-bearing funds

         Income Tax Expense. The income tax benefit was $793,000 for the three months ended June 30, 1999 and income tax expense was $268,000 for the three months ended June 30, 1998. The Company's effective tax rate was 35% for the three months ended June 30, 1999 and 1998, respectively. The decrease in income tax expense was the result of the pre-tax operating loss for the three months ended June 30, 1999.

         Net Income (Loss). The Company incurred a $1.5 million net loss in the three months ended June 30, 1999 compared to net income of $498,000 in the three months ended June 30, 1998, primarily as a result of increases in costs related to implementation, customer support and product development, relative to a modest increase in revenues.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Revenues. Total revenues increased 9.8% to $11.3 million in the six months ended June 30, 1999 from $10.3 million for the six months ended June 30, 1998. Revenues from license fees decreased $1.9 million, or 28.3%, to $4.8 million for the six months ended June 30, 1999 from $6.7 million in the six months ended June 30, 1998 primarily due to a decrease in the number of license fee contract signings from U.S. customers and delays in international contract signings from prospective new customers in the U.S. and internationally. Revenues from implementation, customer and software support, and other service fees increased $2.9 million, or 81.7%, to $6.5 million in the six months ended June 30, 1999 from $3.6 million in the six months ended June 30, 1998 due primarily to an increased number of installations, an increase in foreign professional services and customers under support agreements.

         Expenses. Cost of license fees increased 49.2% to $1.5 million in the six months ended June 30, 1999 from $1.0 million in the six months ended June 30, 1998. These costs increased in the 1999 period mainly as a result of higher amortization of capitalized software development costs.

         Cost of implementation, customer and software support and other service fees increased $1.8 million, or 68.7%, to $4.5 million in the six months ended June 30, 1999 from $2.7 million in the six months ended June 30, 1998 primarily as a result of increased staffing, travel and personnel related costs to support a larger number of installations and customers under support agreements.

         Sales and marketing expenses increased 18.8% to $2.3 million in the six months ended June 30, 1999 from $2.0 million in the six months ended June 30, 1998 primarily as a result of additional expenses incurred in connection with increased staffing, travel and personnel related costs, and the costs related to the Singapore sales office.

         General and administration expenses increased 11.9% to $2.3 million in the six months ended June 30, 1999 from $2.1 million in the six months ended June 30, 1998, primarily, as the result of increased professional service fees, personnel related costs and provision for doubtful accounts.

         Product development expenses increased 112.5% to $5.4 million in the six months ended June 30, 1999 from $2.6 million in the six months ended June 30, 1998. Product development expenses increased in the 1999 period primarily as a result of increased personnel related costs to expand and enhance the Company's product line, including expenses for contract labor costs incurred at the new Sydney, Australia product development center.

         Total Other Income (Expense). Interest income was $610,000 and $854,000 in the six months ended June 30, 1999 and 1998, respectively. Interest income decreased in the 1999 period primarily due to a decrease in interest-bearing funds.

         Income Tax Expense. The income tax benefit was $1.5 million for the six months ended June 30, 1999 and income tax expense was $287,000 for the six months ended June 30, 1998. The Company's effective tax rate was 35% for the three months ended June 30, 1999 and 1998, respectively. The decrease in income tax expense was the result of the pre-tax operating loss for the six months ended June 30, 1999.

         Net Income (Loss). The Company incurred a $2.8 million net loss in the six months ended June 30, 1999 compared to net income of $533,000 in the six months ended June 30, 1998, primarily as a result of increases in costs related to implementation, customer support and product development relative to a modest increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its cash needs through existing cash and investment balances, interest on investments and, to a lesser extent, through cash flow from operations, without relying on lines of credit or other borrowings. At June 30, 1999, cash and cash equivalents were $2.1 million, and long term investments were $16.6 million. Long term investments consist primarily of U.S. Treasury securities. For the six months ended June 30, 1999, cash used by operations was $1.7 million resulting principally from the net loss for the period and an increase in trade accounts payable of $1.1 million, a decrease in unbilled accounts receivable of $2.6 million, an increase in accounts receivable of $3.5 million contributed cash from the Company's operating activities. Cash used by investing activities was $60,000 for the six months ended June 30, 1999, including $439,000 for purchases of property and equipment and $5.2 million for capitalized software development costs and purchased software. Purchase of long term investments used $2.3 million of cash and the sale of investments provided $7.9 million in cash for the six months ended June 30, 1999. Financing activities provided $69,000 of cash for the six months ended June 30, 1999, including $140,000 from the issuance of common stock pursuant to the exercise of stock options. Capital lease payments represented a use of cash of $71,000 for the six months ended June 30, 1999. Working capital was $17.2 million at June 30, 1999.

         The Company believes its cash balances, investments and cash flow from operations will be sufficient to meet its working capital, capital expenditure and software development requirements through the next twelve months. Cash flows from operating activities are dependent on continued advance payments from customers and timely collections of trade accounts receivable, and there is no assurance that the Company will continue to receive these payments from customers or that it will continue to receive these payments in advance on the same terms as it has in the past. The Company anticipates that its operating and investing activities may use cash in the future, particularly from growth in operations and development activities. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, and there can be no assurance made that the Company will be able to obtain any such financing.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ON MARKET RISK

         Phoenix does not use derivative financial instruments in its operations or investments. While the Company has significant international operations, its contracts are all written for payments to be made in U.S. Dollars and, therefore, it does not believe it is materially subject to fluctuations in foreign currency exchange rates. The Company has experienced foreign exchange losses from the operations of two of its foreign subsidiaries that the Company believes have been immaterial in amount. However, foreign exchange risks may result in a material adverse impact on the Company's results of operations in the future. Phoenix's short term and long term investments are deposited principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. Phoenix does not consider the interest rate risk for these investments to be material. The Company does not have any material credit facilities and, therefore, the Company does not have a significant risk due to potential fluctuations in interest rates for loans at this time. Changes in interest rates could decrease the Company's interest income and could make it more costly to borrow money in the future and may impede Phoenix's future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On July 14, 1999, the Company filed a civil complaint in the U.S. District Court for the Middle District of Florida, Orlando Division (Case No. 99-888-CV-22-C) against a former employee of the Company. The Complaint alleges that the former employee is responsible for a number of messages posted on the Company's Yahoo! chat board which contain false, defamatory and negative statements made against the Company and members of its management team, and that he has made improper disclosures of confidential information and trade secrets of the Company in violation of contract and applicable law. The Company filed the action for defamation, tortious interference with contractual relations and advantageous business relations, breach of contract and violation of the Company's trade secret rights. The Company is seeking injunctive relief against, and compensatory and punitive damages from, the defendant.

ITEM 2.           CHANGES IN SECURITIES

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of the Company was held on May 7, 1999 for the following purposes:

         1.   To elect three Class III directors to serve for three-year terms.
         2. To transact any other business properly brought before the meeting.

         Only shareholders of record at the close of business on March 15, 1999 were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Florida Business Corporation Act, and there was not solicitation in opposition to management's solicitations.

         Proxies and ballots were received from the holders of 6,707,078 shares of the Company's common stock, representing 78.9% of the 8,504,989 outstanding shares of common stock entitled to vote.

         The results were as follows:

         1. The three individuals nominated to serve as Class III directors were elected with the number of votes for and withheld as indicated below:

                  Nominee                   For                        Withheld
                  -------                   ---                        --------
                  Bahram Yusefzadeh         6,686,978                  20,100
                  Raju M. Shivdasani        6,686,978                  20,100
                  Ronald E. Fenton          6,686,978                  20,100

ITEM 5.           OTHER INFORMATION

         None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
      a)       Exhibits


   Exhibit
     No.   Description
     --    -----------
     3.1   Amended and Restated Articles of Incorporation, as amended by the
           Articles of Amendment to Amended and Restated articles of
           Incorporation as filed with the Secretary of the State of Florida on
           May 28, 1997 (incorporated by reference to Exhibit 3.1 of the
           Company's Registration Statement on Form S-1 (No. 333-31415) as
           declared effective by the SEC on August 13, 1997. (the "Registration
           Statement")).
     3.2   Amended and Restated Bylaws, effective July 8, 1996 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August
           14, 1996, File No. 0-20937).
     4.1   See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
           Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
           (incorporated by reference to Exhibit 4.1 of Registration
           Statement).
    27.1   Financial Data Schedule for the six months ended June 30, 1999 (for
           SEC use only).

           b)       Reports on Form 8-K
              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PHOENIX INTERNATIONAL LTD., INC.


                           /s/ Bahram Yusefzadeh
                          -------------------------------------------------
August 13, 1999           Bahram Yusefzadeh
                          Chairman of the Board and Chief Executive Officer
                          (principal executive officer)


                           /s/ Theodore C. Burns
                          -------------------------------------------------
August 13, 1999           Theodore C. Burns
                          Senior Vice President and Chief Financial Officer
                          (principal financial and accounting officer)

                                 EXHIBIT INDEX

   Exhibit
      No.     Description                                                                                   Page
      --      -----------                                                                                   ----
      3.1     Amended and Restated Articles of Incorporation, as amended by the
              Articles of Amendment to Amended and Restated articles of
              Incorporation as filed with the Secretary of the State of Florida on
              May 28, 1997 (incorporated by reference to Exhibit 3.1 of the
              Company's Registration Statement on Form S-1 (No. 333-31415) as
              declared effective by the SEC on August 13, 1997 (the "Registration
              Statement")).
      3.2     Amended and Restated Bylaws, effective July 8, 1996 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August
              14, 1996, File No. 0-20937).
      4.1     See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
              Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
              (incorporated by reference to Exhibit 4.1 of Registration
              Statement).
      27.1    Financial Data Schedule for the six months ended June 30, 1999 (for SEC use only).