Form 10-Q
period 1999-09-30
PHOENIX INTERNATIONAL LTD INC
filed 1999-11-15
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ___________ , 19___.

                        Commission file number : 0-20937

                                --------------

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]    No   [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 12, 1999

Common Stock, $0.01 par value                           8,526,768
                                                     ---------------
                                                     (No. of Shares)

                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q



                                                                                                      PAGE
                                                                                                      ----

PART I                     FINANCIAL INFORMATION

    Item 1.                Financial Statements (Unaudited)

                           Condensed Consolidated Balance Sheets as of
                           September 30, 1999 and December 31, 1998                                     3

                           Condensed Consolidated Statements of Operations for the Three
                           Months and Nine Months Ended September 30, 1999 and 1998
                                                                                                        4
                           Condensed Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 1999 and 1998                                     5

                           Notes to Condensed Consolidated Financial Statements                         6

     Item 2.               Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                    8

     Item 3.               Quantitative and Qualitative Disclosure on Market Risk                      16

PART II                    OTHER INFORMATION

     Item 1.               Legal Proceedings                                                           17

     Item 2.               Changes in Securities                                                       17

     Item 3.               Defaults upon Senior Securities                                             17

     Item 4.               Submission of Matters to a Vote of Security Holders                         17

     Item 5.               Other Information                                                           17

     Item 6.               Exhibits and Reports on Form 8-K                                            18

SIGNATURES

EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        PHOENIX INTERNATIONAL LTD., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,          December 31,
                                                                                               1999                  1998
                                                                                           -------------          ------------
                                                                                            (Unaudited)

ASSETS
     Current assets:
        Cash and cash equivalents                                                           $  1,240,221         $  3,795,962
        Investments, available for sale                                                               --            5,995,640
        Accounts receivable, net of allowance for doubtful accounts of $660,000 and
           $473,350 at September 30, 1999 and December 31, 1998, respectively                 12,621,667            8,158,104
        Unbilled accounts receivable                                                           2,824,528            7,497,682
        Deferred tax asset                                                                     7,365,459            3,737,198
        Prepaid expenses and other current assets                                              1,031,507              420,903
                                                                                            ------------         ------------
           Total current assets                                                               25,083,382           29,605,489
     Long term investments, available for sale                                                13,149,165           16,533,770
     Property and equipment:
        Computer equipment and purchased software                                              4,706,575            4,245,907
        Furniture, office equipment and leasehold improvements                                 2,421,244            2,307,329
                                                                                            ------------         ------------
                                                                                               7,127,819            6,553,236
        Accumulated depreciation and amortization                                             (3,498,789)          (2,224,508)
                                                                                            ------------         ------------
           Property and equipment, net                                                         3,629,030            4,328,728
     Capitalized software costs, net of accumulated
        amortization of $3,971,811 and $2,282,480 at September 30, 1999 and
        December 31, 1998, respectively                                                       12,884,808            7,155,436
     Other assets                                                                              1,949,150            1,879,150
                                                                                            ------------         ------------
        Total assets                                                                        $ 56,695,535         $ 59,502,573
                                                                                            ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                                    $  1,388,848         $    599,660
        Accrued expenses                                                                       3,073,493            2,124,268
        Capital lease, current portion                                                           151,819              142,051
        Deferred revenue                                                                       4,978,905            2,649,364
                                                                                            ------------         ------------
           Total current liabilities                                                           9,593,065            5,515,343
     Deferred tax liability                                                                    2,669,552            2,817,939
     Capital lease, long term portion                                                            240,441              357,299
                                                                                            ------------         ------------
        Total long term liabilities                                                            2,909,993            3,175,238
                                                                                            ------------         ------------
           Total liabilities                                                                  12,503,058            8,690,581
     Shareholders' equity:
        Common stock, $0.01 par value:
           50,000,000 shares authorized, 8,526,768 and 8,498,633 issued and
           outstanding at September 30, 1999 and December 31, 1998, respectively                  85,268               84,986
        Additional paid-in capital                                                            46,330,896           46,191,279
        Unrealized gain (loss) on investments available for sale (net of tax effect)             (37,572)             238,005
        Retained earnings                                                                     (2,186,115)           4,297,722
                                                                                            ------------         ------------
           Total shareholders' equity                                                         44,192,477           50,811,992
                                                                                            ------------         ------------
               Total liabilities and shareholders' equity                                   $ 56,695,535         $ 59,502,573
                                                                                            ============         ============



  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                               ------------------                       -----------------
                                                            1999                1998                1999                 1998
                                                            ----                ----                ----                 ----

Revenues:
     License fees and other                             $   387,659         $ 4,762,975         $  5,201,067         $ 11,474,125
     Implementation, customer and software
         support and other service fees                   2,550,777           3,239,504            9,008,380            6,793,501
                                                        -----------         -----------         ------------         ------------
            Total revenues                                2,938,436           8,002,479           14,209,447           18,267,626

Expenses:
     Cost of license fees and other                       1,118,412             549,659            2,636,773            1,567,334
     Cost of implementation, customer
         and software support and other service fees      2,252,901           1,878,544            6,778,769            4,561,908
     Sales and marketing                                  1,207,163           1,175,453            3,533,662            3,133,702
     General and administrative                           1,954,219           1,239,936            4,272,987            3,312,476
     Product development                                  2,319,752           1,907,626            7,745,654            4,461,475
                                                        -----------         -----------         ------------         ------------
         Total expenses                                   8,852,447           6,751,218           24,967,845           17,036,895

Other income (expense):
     Interest income                                        231,843             390,751              842,382            1,244,901
     Interest expense                                        (9,292)            (12,578)             (27,207)             (39,655)
     Other income (loss)                                     (4,986)             87,928              (31,911)             101,058
                                                        -----------         -----------         ------------         ------------
Income (loss) before income taxes                        (5,696,446)          1,717,362           (9,975,134)           2,537,035
Income tax expense (benefit)                             (1,993,756)            601,077           (3,491,297)             887,962
                                                        -----------         -----------         ------------         ------------
Net income (loss)                                       $(3,702,690)        $ 1,116,285         $ (6,483,837)        $  1,649,073
                                                        ===========         ===========         ============         ============
Net income (loss) per share - basic                     $     (0.43)        $      0.13         $      (0.76)        $       0.20
                                                        ===========         ===========         ============         ============
Net income (loss) per share - diluted                   $     (0.43)        $      0.13         $      (0.76)        $       0.19
                                                        ===========         ===========         ============         ============
Weighted average shares outstanding - basic               8,526,768           8,422,974            8,515,506            8,340,341
                                                        ===========         ===========         ============         ============
Weighted average shares outstanding - diluted             8,526,768           8,874,710            8,515,506            8,842,791
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

                        PHOENIX INTERNATIONAL LTD., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                    -----------------
                                                                                1999                 1998
                                                                                ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $ (6,483,837)        $  1,649,073
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                         2,963,652            1,673,597
         Provision for doubtful accounts                                         269,655              347,150
         Deferred taxes                                                       (3,628,239)           1,155,878
         Revenues under economic development grant                                    --              (95,000)
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (4,733,218)          (3,080,745)
         Unbilled accounts receivable                                          4,673,154           (2,185,149)
         Prepaid expenses and other current assets                              (610,604)              53,339
         Accounts payable                                                        789,188              249,500
         Accrued expenses                                                        949,225              386,763
         Deferred revenue                                                      2,329,541              647,256
                                                                            ------------         ------------
            Net cash provided by (used in) operating activities               (3,481,483)             801,662
                                                                            ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                             (574,623)          (2,799,865)
Sale of investments, available for sale                                       11,287,356            5,714,600
Purchases of investments, available for sale                                  (2,331,097)          (8,016,238)
Capitalized software costs                                                    (6,918,703)          (3,572,923)
Purchased software                                                              (500,000)                  --
Purchase of other assets                                                         (70,000)            (582,750)
                                                                            ------------         ------------
     Net cash provided by (used in) investing activities                         892,933           (9,257,176)
                                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations                                           (107,090)             (97,871)
Net proceeds from issuance of common stock                                       139,899            1,338,111
Cash payments for stock subscription receivable                                       --               13,360
                                                                            ------------         ------------
     Net cash provided by financing activities                                    32,809            1,253,600
                                                                            ------------         ------------

     Net decrease in cash and cash equivalents                                (2,555,741)          (7,201,914)
     Cash and cash equivalents at beginning of the period                      3,795,962           13,034,491
                                                                            ------------         ------------
     Cash and cash equivalents at end of the period                         $  1,240,221         $  5,832,577
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

The following table sets forth the computation of basic and diluted earnings per share.

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                        ------------------                     -----------------
                                                     1999                1998                1999               1998
                                                     ----                ----                ----               ----
Numerator - net income (loss)
   available to common shareholders            $   (3,702,690)        $1,116,285        $  (6,483,837)        $1,649,073
                                               ==============         ==========        =============         ==========
Denominator for basic net income
   (loss) per share - weighted average
   shares outstanding                               8,526,768          8,422,974            8,515,506          8,340,341
Effect of dilutive securities -
   employee stock options                                  --            451,736                   --            502,450
                                               --------------         ----------        -------------         ----------
Denominator for diluted net income
   (loss) per share - adjusted weighted
   average shares outstanding and
   assumed conversion of dilutive
   securities                                       8,526,768          8,874,710            8,515,506          8,842,791
                                               ==============         ==========        =============         ==========
Net income (loss) per share - basic            $        (0.43)        $     0.13        $       (0.76)        $     0.20
                                               ==============         ==========        =============         ==========
Net income (loss) per share - diluted          $        (0.43)        $     0.13        $       (0.76)        $     0.19
                                               ==============         ==========        =============         ==========

         Pursuant to SFAS 128 the denominator for basic and diluted net income per share are identical for the three months and nine months ended September 30, 1999, respectively, due to the Company's net losses. Under SFAS 128 the exercise of any outstanding options or warrants in the case of a net loss is considered antidilutive.

3.       CAPITALIZED SOFTWARE COSTS

         The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to develop a computer software product are charged to product development expense when incurred until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and recorded at the lower of unamortized cost or net realizable value. Capitalization ceases upon general release to customers. After general release, capitalized costs are amortized using the greater of the amount computed using: (a) the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product or, (b) the straight-line method over the estimated useful life of the related product (currently five years). Capitalized software costs also include purchased software costs of $1,261,000 at September 30, 1999 and $761,000 at December 31, 1998.


4.       COMPREHENSIVE INCOME (LOSS)

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) for the three months and nine months ended September 30, 1999 and 1998 is comprised of the following:

                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                        September 30,
                                                  ------------------                    -----------------
                                               1999               1998               1999               1998
                                               ----               ----               ----               ----
Net income (loss) as reported              $(3,702,690)        $1,116,285        $(6,483,837)        $1,649,073
Other comprehensive income:
Unrealized gain (loss) on
investments available for sale (net
  tax effect)                                  (17,252)           352,108           (275,576)           379,565
                                           -----------         ----------        -----------         ----------
Comprehensive income (loss)                $(3,719,942)        $1,468,393        $(6,759,413)        $2,028,638
                                           ===========         ==========        ===========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not statements of historical fact regarding the intent, belief, plans or expectations of the Company, its management and its customers with respect to, among other things: (i) the anticipated impact of certain events and circumstances including the anticipated effects of the Phoenix System on the bank's operations and prospects; (ii) trends affecting the Company's financial condition or results of operations; and (iii) the Company's growth and operating strategy. Words like "plans," "intends," "believes," "estimates," "anticipate," "will" and words of similar meaning are intended to identify forward-looking statements.

         Actual results may vary significantly from the results anticipated in these forward-looking statements as a result of various risks, assumptions and certain factors. Among the key risks, assumptions and factors are the unanticipated delays in implementing the Phoenix System in a service bureau or data center environment; whether the market will accept new products and services offered by Phoenix now and in the future, such as the proposed e-commerce products and services and those services and products proposed to be offered through Phoenix's data centers; the Company's reliance on significant new customers and the timing of customer contracts slipping beyond a quarter or year end; Phoenix's ability to expand and leverage its sales force, marketing alliances and other distribution channels worldwide; fluctuations in quarterly and annual results of operations of Phoenix and those of its customers and prospects; Phoenix's ability to accurately predict and improve the timing of its receipt of its accounts receivable; its ability to grow and manage its growth; the possible impact of negative publicity and litigation on Phoenix and its operations; Year 2000 risks and concerns; competition and other factors that are discussed in detail in Phoenix's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K and the "Risk Factors"
section in Phoenix's Registration Statement on Form S-1 (Registration No. 333-31415), as declared effective by the Securities and Exchange commission on August 13, 1997.

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

         The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future. Special factors that have caused and may continue to cause the Company's operating results to vary include, without limitation: the size and timing of significant orders; the mix of direct and indirect sales; the impact of a slowdown on sales activity as a result of Year 2000 matters; the mix and timing of foreign and domestic sales; the impact of publicity about the Company and the industries in which it operates; changes in operating expenses and the timing of receipt of accounts receivable; the timing of new product announcements and changes in pricing policies by the Company and its competitors; market acceptance of new and enhanced versions of the Company's products and the service centers recently established by Phoenix; increased competition; changes in Company strategy; whether the Company can attract and retain qualified implementation and customer services personnel and adequately address personnel changes; changes in legislation and regulation; foreign currency exchange rates and general economic factors. Product revenues are also difficult to forecast because the market for client/server application software products is evolving, and the Company's sales cycle, from initial review to purchase and the provision of support services, varies substantially from customer to customer. As a result, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of securities analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected.

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

         Phoenix has also reviewed its internal accounting and operating systems in the United States and currently believes that these programs and systems are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without material costs or delays. Phoenix has conducted tests on the third party products or systems that Phoenix considers to be critical to its business. The Company has contacted the providers of material goods and services used in Phoenix's operations and has received written assurances from several of these providers that their products and services are capable of addressing the Year 2000 issue. Phoenix has substantially completed its Year 2000 examination of its internal accounting and operating systems. The Company has completed a review of the operating systems used in its international offices in London, England; Wellington, New Zealand; Singapore and Sydney, Australia. There can be no assurances that any or all of these products and services are Year 2000 compliant. However, Phoenix believes that if any Year 2000 issues are discovered when these international office systems are examined and tested, the Company will be able to modify or replace these systems without material costs or delays.

         Phoenix believes that if its customers do not successfully address Year 2000 issues in their operations, the Company's operations may be interrupted, hindered or delayed. This would have a material adverse effect on Phoenix's business, financial condition and results of operations. Phoenix has experienced some difficulties and delays in signing contracts with new customers which are postponing decisions about purchasing new core processing systems due to their review of potential Year 2000 issues for their institutions. Phoenix (with assistance from some of its customers) has developed a Year 2000 readiness program that is designed to assist its customers in testing their core processing systems for Year 2000 problems. Phoenix began testing United States customers in November 1998 and offered others the opportunity to test their core processing systems at the Phoenix facilities, using all of the same hardware and third party products employed at their institutions. To date, 38 Phoenix client banks have taken advantage of the Company's dedicated Year 2000 test lab. No client utilizing the test facility identified or reported any Year 2000 problems or errors. Although Phoenix has reviewed its suppliers, internal operations, and testing results for the Year 2000 readiness of its products and has not found any significant operational issues, Year 2000 readiness remains a priority within its operations. Phoenix has committed to maintain this testing facility and to continue testing services to its clients through December 1999 and will continue to address Year 2000 readiness in all of its ongoing business activities.

         The Company believes that many financial institutions, industry vendors and suppliers, and other third parties are in various stages of analyzing their software and systems to address Year 2000 issues. It is not possible, therefore, for the Company to accurately analyze or predict possible "worst-case scenarios" related to the Year 2000 issue and the potential impact to the Company's business if any of these parties fail to adequately address the Year 2000 issue in their business operations. The Company currently believes that the greatest risk to its business from Year 2000 issues will come from its customers and third parties whose systems fail as a result of the Year 2000 issue. Phoenix has examined critical power and communications systems installed at its premises, noting no significant Year 2000 compliance issues. Phoenix is further modifying its action plans regarding disaster recovery and business resumption. Phoenix has entered into a five year contract with SunGard Recovery Services Inc. for disaster recovery and business resumption and believes that it has taken reasonable precautions to be ready to effectively conduct business through the Year 2000. It is impossible to estimate the potential expenses involved or delays which may result from a large-scale failure of the Company's customer institutions and third parties to resolve their Year 2000 issues in a timely manner. The Company currently estimates total expenses relating to testing and remediating the Year 2000 issues will be approximately $340,000, the majority of which has already been incurred. There can be no assurance that such expenses, failures or delays will not have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues represented by certain line items in the Company's statement of operations for the periods indicated.

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                              ------------------           -----------------
                                                             1999            1998          1999           1998
                                                             ----            ----          ----           ----

Revenues:
     License fees and other                                   13.2%          59.5%          36.6%          62.8%
     Implementation, customer and software
         support and other service fees                       86.8%          40.5%          63.4%          37.2%
                                                            ------          -----          -----          -----
            Total revenues                                   100.0%         100.0%         100.0%         100.0%

Expenses:
     Cost of license fees and other                           38.1%           6.9%          18.6%           8.6%
     Cost of implementation, customer
         and software support and other service fees          76.7%          23.5%          47.7%          25.0%
     Sales and marketing                                      41.1%          14.7%          24.9%          17.2%
     General and administrative                               66.5%          15.5%          30.1%          18.1%
     Product development                                      78.9%          23.8%          54.5%          24.4%
                                                            ------          -----          -----          -----
         Total expenses                                      301.3%          84.4%         175.8%          93.3%

Other income (expense):
     Interest income                                           7.9%           4.9%           5.9%           6.9%
     Interest expense                                         (0.3)%         (0.2)%         (0.2)%         (0.2)%
     Other income (loss)                                      (0.2)%          1.1%          (0.2)%          0.6%
                                                            ------          -----          -----          -----

Income (loss) before income taxes                           (193.9)%         21.4%         (70.3)%         14.0%
Income tax expense (benefit)                                 (67.9)%          7.5%         (24.6)%          4.9%
                                                            ------          -----          -----          -----
Net income (loss)                                           (126.0)%         13.9%         (45.7)%          9.1%
                                                            ======          =====          =====          =====

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Revenues. Total revenues decreased $5.1 million, or 63.3%, to $2.9 million in the three months ended September 30, 1999 from $8.0 million in the three months ended September 30, 1998. Revenues from license fees decreased $4.4 million, or 91.9%, to $388,000 in the three months ended September 30, 1999 from $4.8 million in the three months ended September 30, 1998 primarily due to a decrease in the number of license fee contract signings from U.S. and international customers. Revenues from implementation, customer and software support, and other service fees decreased $689,000, or 21.3%, to $2.6 million in the three months ended September 30, 1999 from $3.2 million in the three months ended September 30, 1998 due primarily to decreased foreign professional service fees.

         Expenses. Cost of license fees increased 103.5% to $1.1 million in the three months ended September 30, 1999 from $550,000 in the three months ended September 30, 1998. These costs increased mainly as a result of higher amortization of capitalized software development costs.

         Cost of implementation, customer and software support and other service fees increased $374,000, or 19.9%, to $2.3 million in the three months ended September 30, 1999 from $1.9 million in the three months ended September 30, 1998 primarily as a result of increased travel and personnel related costs incurred to support customers under support agreements.

         Sales and marketing expenses increased $32,000, or 2.7%, to $1.2 million in the three months ended September 30, 1999 from $1.2 million in the three months ended September 30, 1998, primarily as a result of increased travel, personnel related costs, and the costs related to the Singapore sales office.

         General and administrative expenses increased $714,000, or 57.6%, to $2.0 million in the three months ended September 30, 1999, from $1.2 million in the three months ended September 30, 1998, primarily as the result of increased professional service fees, a partial refund of Total Initial License Fees to a customer in the amount of $275,000 and provision for doubtful accounts.

         Product development expenses increased $412,000, or 21.6%, to $2.3 million in the three months ended September 30, 1999 from $1.9 million in the three months ended September 30, 1998. Product development expenses increased in the 1999 period primarily as a result of increased personnel related costs to expand and enhance the Company's product line, including expenses for contract labor costs incurred at the new Sydney, Australia product development center.

         Total Other Income (Expense). Interest income was $232,000 and $391,000 in the three months ended September 30, 1999 and 1998, respectively. Interest income decreased primarily due to a decrease in interest yielding funds.

         Income Tax Expense (Benefit). The income tax benefit was $2.0 million for the three months ended September 30, 1999 and income tax expense was $601,000 for the three months ended September 30, 1998. The Company's effective tax rate was 35% for the three months ended September 30, 1999 and 1998, respectively. The decrease in income tax expense was the result of the pre-tax operating loss for the three months ended September 30, 1999.

         Net Income (Loss). The Company incurred a $3.7 million net loss in the three months ended September 30, 1999 compared to net income of $1.1 million in the three months ended September 30, 1998, primarily as a result of increases in general and administrative costs, costs of license fees and a decrease in revenues.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Revenues. Total revenues decreased $4.1 million, or 22.2%, to $14.2 million in the nine months ended September 30, 1999 from $18.3 million in the nine months ended September 30, 1998. Revenues from license fees decreased $6.3 million, or 54.7%, to $5.2 million in the nine months ended September 30, 1999 from $11.5 million in the nine months ended September 30, 1998 primarily due to a decrease in the number of license fee contract signings from U.S. and international customers. Revenues from implementation, customer and software support, and other service fees increased $2.2 million, or 32.6%, to $9.0 million in the nine months ended September 30, 1999 from $6.8 million in the nine months ended September 30, 1998 due primarily to an increased number of installations and customers under support agreements.

         Expenses. Cost of license fees increased $1.1 million, or 68.2%, to $2.6 million in the nine months ended September 30, 1999 from $1.6 million in the nine months ended September 30, 1998. These costs increased mainly as a result of higher amortization of capitalized software development costs.

         Cost of implementation, customer and software support and other service fees increased $2.2 million, or 48.6%, to $6.8 million in the nine months ended September 30, 1999 from $4.6 million in the nine months ended September 30, 1998 primarily as a result of increased travel and personnel related costs to support a larger number of installations and customers under support agreements.

         Sales and marketing expenses increased $400,000, or 12.8%, to $3.5 million in the nine months ended September 30, 1999 from $3.1 million in the nine months ended September 30, 1998 primarily as a result of additional expenses incurred in connection with increased travel and personnel related costs, and the costs related to the Singapore sales office.

         General and administrative expenses increased $960,000, or 29.0%, to $4.3 million in the nine months ended September 30, 1999 from $3.3 million in the nine months ended September 30, 1998, primarily as the result of increased professional service fees, provision for doubtful accounts, and a partial refund of Total Initial License Fees to a customer in the amount of $275,000.

         Product development expenses increased $3.3 million, or 73.6%, to $7.7 million in the nine months ended September 30, 1999 from $4.5 million in the nine months ended September 30, 1998. Product development expenses increased in the 1999 period primarily as a result of increased personnel related costs to expand and enhance the Company's product line, including expenses for contract labor costs incurred at the new Sydney, Australia product development center.

         Total Other Income (Expense). Interest income was $842,000 and $1.2 million in the nine months ended September 30, 1999 and 1998, respectively. Interest income decreased in the 1999 period primarily due to a decrease in interest yielding funds.

         Income Tax Expense (Benefit). The income tax benefit was $3.5 million for the nine months ended September 30, 1999 and income tax expense was $888,000 for the nine months ended September 30, 1998. The Company's effective tax rate was 35% for the nine months ended September 30, 1999 and 1998, respectively. The decrease in income tax expense was the result of the pre-tax operating loss for the nine months ended September 30, 1999.

         Net Income (Loss). The Company incurred a $6.5 million net loss in the nine months ended September 30, 1999 compared to net income of $1.6 million in the nine months ended September 30, 1998, primarily as a result of increase costs in product development, implementation and customer support and a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its cash needs through existing cash and investment balances, interest on investments and, to a lesser extent, through cash flow from operations, without relying on lines of credit or other borrowings. At September 30, 1999, cash and cash equivalents were $1.2 million, and long term investments were $13.1 million. Long term investments consist primarily of U.S. Treasury securities. For the nine months ended September 30, 1999, cash used by operations was $3.5 million resulting principally from the net operating loss for the period, an increase in accounts receivable to $4.7 million and an increase in deferred taxes to $3.6 million which were offset by an increase in deferred revenue to $2.3 million, an increase in accrued expenses to $949,000 and a decrease in unbilled accounts receivable to $4.7 million. Cash used by investing activities was $893,000 for the nine months ended September 30, 1999, including $575,000 for purchases of property and equipment and $7.4 million for capitalized software development costs and purchased software. Purchase of long term investments used $2.3 million of cash and the sale of investments provided $11.3 million in cash for the nine months ended September 30, 1999. Financing activities provided $33,000 of cash for the nine months ended September 30, 1999, including $140,000 from the issuance of common stock pursuant to the exercise of stock options. Capital lease payments represented a use of cash of $107,000 for the nine months ended September 30, 1999. Working capital was $15.5 million at September 30, 1999.

         The Company believes its cash, investments and cash flow from operations (assuming the collection of accounts receivable as expected by management) will be sufficient to meet its working capital, capital expenditure and software development requirements for the upcoming twelve months. Cash flows from operating activities are dependent on continued advance payments from customers and timely collections of trade accounts receivable, and there is no assurance that the Company will continue to receive these payments from customers or that it will continue to receive these payments in advance on the same terms as it has in the past. The Company anticipates that its operating and investing activities may use cash in the future, particularly from growth in operations and development activities.

Consequently, any such future growth may require the Company to obtain additional equity or debt financing, and there can be no assurance made that the Company will be able to obtain any such financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ON MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On October 26, 1999, Phoenix announced that it reached an agreement to settle the lawsuit it filed in the U.S. District Court for the Middle District of Florida, Orlando Division on July 14, 1999 (Case No. 99-888-CV-22-C). In its complaint, Phoenix alleged that a former employee was responsible for posting, under numerous aliases, a significant number of false and defamatory messages about Phoenix and members of its management on Phoenix's Yahoo! Internet chat board and that such Internet postings had interfered with Phoenix's sales efforts and business relationships, and caused other damage to its business. The litigation was settled pursuant to a confidential settlement agreement. The settlement included the requirement that the former employee provides Phoenix with a letter of apology and remove his postings from Yahoo!


ITEM 2.           CHANGES IN SECURITIES

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         Phoenix recently acquired service bureau account processing operations in New York and Florida. On October 26, 1999, Phoenix acquired a 54% interest in Servers On-Line, Inc. in exchange for $700,000, consisting of forgiveness of debt and a promissory note. Phoenix also received an option to acquire the remainder of the outstanding stock of Servers On-Line, Inc. for an aggregate consideration of $250,000 in cash and $350,000 worth of Phoenix common stock. Additionally, Phoenix granted the remaining shareholders of Servers On-Line, Inc. a right to sell their shares of Servers On-Line, Inc. common stock to Phoenix for the same consideration if Servers On-Line, Inc.'s recurring revenues exceed certain target levels before July 31, 2001. Also on October 26, 1999, Phoenix acquired the account processing operations of ERAS JV in Miami, Florida in exchange for $305,000 plus contingency payments of up to $128,000 upon the occurrence of certain events.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

Exhibit
  No.      Description
-------    -----------
  3.1      Amended and Restated Articles of Incorporation, as amended by the
           Articles of Amendment to Amended and Restated articles of
           Incorporation as filed with the Secretary of the State of Florida on
           May 28, 1997 (incorporated by reference to Exhibit 3.1 of the
           Company's Registration Statement on Form S-1 (No. 333-31415) as
           declared effective by the SEC on August 13, 1997 (the "Registration
           Statement")).
  3.2      Amended and Restated Bylaws, effective July 8, 1996 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August
           14, 1996, File No. 0-20937).
  4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
           Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
           (incorporated by reference to Exhibit 4.1 of Registration
           Statement).
27.1       Financial Data Schedule for the nine months ended September 30, 1999
           (for SEC use only).


         b)       Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PHOENIX INTERNATIONAL LTD., INC.




                              /s/Bahram Yusefzadeh
                              -------------------------------------------------
November 12, 1999             Bahram Yusefzadeh
                              Chairman of the Board and Chief Executive Officer
                              (principal executive officer)

                              /s/Theodore C. Burns
                              -------------------------------------------------
November 12, 1999             Theodore C. Burns
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)

                                 EXHIBIT INDEX


   Exhibit
     No.       Description                                                                               Page
   -------     -----------                                                                               ----
     3.1       Amended and Restated Articles of Incorporation, as amended by the
               Articles of Amendment to Amended and Restated articles of
               Incorporation as filed with the Secretary of the State of Florida on
               May 28, 1997 (incorporated by reference to Exhibit 3.1 of the
               Company's Registration Statement on Form S-1 (No. 333-31415) as
               declared effective by the SEC on August 13, 1997 (the "Registration
               Statement")).
     3.2       Amended and Restated Bylaws, effective July 8, 1996 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q, dated August
               14, 1996, File No. 0-20937).
     4.1       See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
               Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company
               (incorporated by reference to Exhibit 4.1 of Registration
               Statement).
   27.1        Financial Data Schedule for the nine months ended September 30, 1999
               (for SEC use only).