Form 10-K
period 1999-12-31
PHOENIX INTERNATIONAL LTD INC
filed 2000-03-30
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         ______________


                         COMMISSION FILE NUMBER: 0-20937

                        PHOENIX INTERNATIONAL LTD., INC.
                    (Exact name of registrant in its charter)


                 Florida                                           59-3171810
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
              organization)

     500 International Parkway, Heathrow, Florida                    32746
       (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area                    (407) 548-5100
                   code):

Securities registered pursuant to Section 12(b) of the
                   Act:

                   None                                                     None
                                                          (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the
                  Act:

Common Stock, $0.01 Par Value Per Share
        (Title of each class)



Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 27, 2000, as reported on the Nasdaq National Market, was approximately $37,990,000. As of March 27, 2000, the Registrant had outstanding 9,410,172 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 1999 ANNUAL REPORT TO SHAREHOLDERS OF THE REGISTRANT ARE INCORPORATED BY REFERENCE IN PART II OF THIS FORM 10-K; PORTIONS OF THE REGISTRANT'S REGISTRATION STATEMENT DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 13, 1997 (333-31415) ARE INCORPORATED BY REFERENCE IN PART I AND PART II OF THIS FORM 10-K; AND PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S 2000 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 5, 2000 ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                               INDEX OF FORM 10-K

        PART I

        Item 1.        Business......................................................................................    3

        Item 2.        Properties....................................................................................   15

        Item 3.        Legal Proceedings.............................................................................   15

        Item 4.        Submission of Matters to a Vote of Security Holders...........................................   16

        PART II

        Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.........................   16

        Item 6.        Selected Financial Data.......................................................................   16

        Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.........   16

        Item 7A.       Quantitative and Qualitative Disclosure on Market Risk........................................   16

        Item 8.        Financial Statements and Supplementary Data...................................................   16

        Item 9.        Changes and Disagreements with Accountants in Accounting and Financial Disclosure.............   16

        PART III

        Item 10.       Directors and Executive Officers of the Registrant............................................   17

        Item 11.       Executive Compensation........................................................................   19

        Item 12.       Security Ownership of Certain Beneficial Owners and Management................................   19

        Item 13.       Certain Relationships and Related Transactions................................................   19

        PART IV

        Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   20

                                     PART I

ITEM 1.       BUSINESS

This report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical statements of fact regarding our intent, belief, current expectations, and those of our management with respect to, among other things:

-        our financing plans;
-        trends affecting our financial condition or results of operations;
-        our growth strategy and operating strategy;
- the development and implementation of the Phoenix System and our other products;
-        sales performance and prospects; and
- the possible impact on our operations and financial performance of market conditions and other factors that have hindered us in the past, such as currently-pending litigation and the slowdown in purchases of software during 1999.

The words "may," "would," "could," "continue," "will," "expect," "estimate," "anticipate," "goal," "strategy," "believe," "hope," "intend," "plan" and similar expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which we cannot control. Our actual results may differ materially from those projected in forward looking statements. Among the key risks, assumptions, and factors that may adversely affect our operating results, performance, and financial condition are:

         - whether the market conditions and other factors which hindered our success in 1999, such as a slowdown in purchase decisions as a result of Year 2000 concerns and the negative publicity and litigation against us, will continue to affect our operations in the future;
         - unanticipated delays in developing new products and enhancements;
         - unanticipated delays in deploying our products and services through our application service centers;
         - whether the market accepts our new products and services, including those under development and our e-commerce operating environment and services;
         - our reliance on significant new customers to reach or exceed market expectations for our performance;
         - the timing of customer contracts, which may slip from one quarter to later quarters or fiscal periods;
         - our ability to leverage our sales force, marketing relationships, and other distribution channels worldwide to generate new customers;
         - the distraction of management's time and attention, increased legal and other costs, and other adverse impacts of pending litigation and negative publicity;
         - our ability to grow and manage our growth despite adverse market and other factors described above; and
         - competition and other factors discussed in detail in our prior press releases and filings with the Securities and Exchange Commission, including the "Risk Factors" section of our registration statement on Form S-1, as declared effective on August 13, 1997 (No. 333-31415).

GENERAL

         Phoenix is a leading provider of highly adaptable, enterprise-wide client/server application software and related services to the financial services industry. Our flagship product, the Phoenix System(TM), is a fully integrated processing solution that manages financial institutions' retail and wholesale operations in an open-system environment. We offer the Phoenix System to financial institutions around the world along with our trade finance and global payments software products and a full suite of professional and systems integration services. Our market in the United States includes new, or "de novo," financial institutions and existing institutions with assets up to $3 billion. Internationally, we focus on retail-oriented institutions in Africa, the Asia-Pacific region, Europe, Central and South America, and the Middle East that have up to 300 branches and/or up to 2 million accounts. As of December 31, 1999, Phoenix's client base included over 140 institutions in 25 countries.

         Phoenix's Chairman of the Board and Chief Executive Officer, Bahram Yusefzadeh, has 31 years of experience in the banking software industry, and Phoenix's senior management team has over 190 combined years of experience in the banking software and financial services industry. Mr. Yusefzadeh founded Phoenix to develop and market a new generation of integrated banking software applications using client/server technology capable of replacing less flexible and technologically dated "legacy" systems. To develop the Phoenix System, we have combined:

         - our management's extensive experience with banking and banking software systems;
         -        input from a consortium of financial institutions; and
         -        advances in client/server and e-commerce technology.

During 1999, we formed additional alliances with U.S. and international financial institutions and technology and service providers to further develop, enhance and expand the Phoenix System and its capabilities for all of our markets.

INDUSTRY BACKGROUND

         Many financial institutions employ computer systems for their core processing needs that are based on older "legacy" computer architecture. These legacy systems were originally developed to operate on large mainframe and mid-range computers. Like these legacy systems, the Phoenix System supports all of the core areas of financial institution data processing, including: system administration; processing of accounts, loans, and deposits; nightly processing; general ledger; budgeting; teller functions; and holding company accounting. Although some modified legacy systems have introduced newer technologies to make them easier to use, increase data storage, and provide more flexible access to data, these systems generally are limited because they are based on decades-old architecture which does not allow full integration of available data. Without such integration, the information provided by these modified legacy systems generally is neither complete nor readily accessible to the user. Thus, Phoenix believes that financial institutions using legacy-based systems are at a competitive disadvantage to those using more modern and open architectures, such as client/server based systems like the Phoenix System.

         In recent years, the competitive landscape of the financial services industry has changed dramatically. Financial institutions now compete directly with diversified non-financial institution financial service providers, including insurance companies and investment banks. Financial institutions, like other businesses, face pressure and challenges to do things faster, more efficiently, and more profitably. Recent developments such as the rapid acceptance and use of electronic commerce have further elevated customer expectations of convenient access to a full suite of financial services. In order to stay competitive, we believe that financial institutions must have easy access to detailed information about their institution and their customers in order to effectively develop and market profitable products and services and expand their relationships with their customers. The Phoenix System provides such access and a consolidated presentation of each customer's total relationship with the financial institution.

         We believe that client/server computing makes possible the development of powerful applications capable of addressing enterprise-wide business problems in a flexible and cost-effective manner. The client/server model consists of a centrally located "server" or group of "servers" which are responsible for data storage and account and system processing, and remote PC-based workstation "clients" which are connected to the servers through an enterprise-wide network and which are used to enter, change, manipulate and analyze the institution's data. Because of this allocation of functions, a client/server system is scalable, meaning that its responsiveness and capacity can be increased by upgrading the server or replacing it with a more powerful model. Client/server systems also offer the level of data integrity and security that financial institutions require because access to information can be controlled by server-based relational database management systems.

         Due to the recent and rapid developments in banking software technology and e-commerce and the demand for easy access to an institution's data, we believe that an increasing number of U.S. and international financial institutions are re-evaluating the functionality of their current software and hardware systems and will be looking for alternative systems which can improve their performance and increase their flexibility and functionality. We created the Phoenix System to help these financial institutions meet their needs.

THE PHOENIX SOLUTION

         The Phoenix System allows financial institutions to integrate their customer and account data in a comprehensive management information system. This system is readily accessible throughout the entire institution, can be modified to suit the particular needs of each institution, and is easily interfaced with other products. Phoenix believes that the Phoenix System is easy to use, simple to learn, and that it can enable a financial institution to provide higher quality customer service with reduced operating and training costs. Unlike some legacy systems, the Phoenix System is an integrated system that provides advantages in three critical areas: customer relationship management, management decision support, and financial product development. Due to its inherent structure, the

Phoenix System is flexible and scalable, stores dates and performs calculations using four-digit years, and allows financial institutions to take advantage of many emerging technologies relatively easily and cost efficiently. In addition, when used in conjunction with our trade finance product and our third party treasury product, the Phoenix System provides an integrated "universal" banking system for international clients.

         Advanced Technology. The Phoenix System operates in an "open systems" environment using a graphical user interface, modern relational database technology and nonproprietary hardware and software components. The Phoenix System divides core processing functions among seven discrete but integrated software modules:

         -   system administration     -    holding company financial statements
         -   account processing        -    executive information system
         -   nightly processing        -    budgeting
         -   teller system

The core applications of the Phoenix System include:

         -   account processing for deposits and loans;
         -   a self-balancing general ledger system;
         -   full on-line transaction processing capabilities; and
         -   a comprehensive set of access controls.

         Because of the Phoenix System's architecture and features, account processing can be customized to provide an analysis-based approach tailored to each institution's products and services. The ledger system supports both batch and on-line memo post transaction processing functions, and includes multi-currency functionality in some international versions. The on-line processor allows users to post on-line transactions to any account in the Phoenix System, some of which can be accomplished in real time. Finally, the access control system allows an institution to restrict access to different levels of information, allowing the institution to limit transactional activity, implement logging activities for audit purposes and combine connections with an interactive context sensitive on-line help system.

         Financial Product Development. The Phoenix System allows a financial institution to quickly develop, deliver and process new financial products and services. Each product can be as simple or as sophisticated as an institution's customers and competition demand. In the Phoenix System, financial product development is parameter-driven, meaning that institutions can design products and services by simply selecting product features from a variety of options. An institution can develop several kinds of new financial products rapidly without significant technical programming or support personnel. In addition, the Phoenix System allows institutions to analyze the profitability of both individual loans and customer relationships and broad categories of customers. Institutions can also perform "what if" calculations to model the financial impact of new products and services based upon information maintained on the Phoenix System.

         Customer Relationship Management. The Phoenix System places a structural emphasis on managing customer relationships, allowing an institution to pursue a more personalized approach to its products and services. Our Relationship Information Management system, or "RIM", integrates a customer's account data, transactional activity, financial data from third party financial applications, marketing information, relationships with other customers and accounts, financial statements and other types of information in order to present each customer's total relationship portfolio in one place. The RIM benefits an institution by providing its management with critical assistance in managing, tracking and analyzing the financial condition, profitability, creditworthiness and overall relationship with each customer and groups of customers. The RIM includes the following features:

         - Marketing and Other Personal Information. The RIM tracks a range of personal information, such as employment history, homeownership status, other credit providers and other bank accounts.
         - On-line Financial Statements and Portfolios. The RIM maintains information regarding a customer's assets, liabilities, income, expenses and net worth, and can provide cash flow analysis.
         - Extensive Customer Relationship Tracking. The RIM can track relationships between customers, groups of customers, accounts and groups of accounts.
         - Customer-Based Statements. The RIM enables the Phoenix System to allow customer statements to be customized to contain an unlimited number of accounts, and each statement can be configured to show summary information, detailed account information, or both summary and detailed account information.

         - Integrated Signature, Photograph and Document Imaging. The RIM provides on-line images of a customer's signature card and personal photograph and can store and display images including images of loan collateral, other assets, Social Security cards and drivers' licenses.
         - Flexible Inquiry Capability. The RIM allows users to progress through increasingly detailed levels of information, enabling thorough and quick research of customer inquiries without having to enter arcane codes or search through voluminous printed reports.
         - Third Party Information. The RIM is able to integrate the data existing in the RIM with data from external and third party software and service providers, including information on trust, brokerage, insurance and credit card accounts.

         Management Decision Support. The Phoenix System provides a financial institution's executives with the following functions:

         -        a fully integrated general ledger;
         - a broad suite of standard reports augmented by an ad hoc reporting capability;
         -        an integrated set of budgeting templates; and
         -        customer and account profitability analysis.

         The Phoenix System's executive information system, or "EIS", allows senior executives to track performance and model the effect of business strategies and changes in market conditions on their financial institution. The EIS takes into account both the relationship of a particular indicator to other related categories of information, as well as the trends for that indicator over time. In addition, the EIS provides an institution with statistical measures of product penetration, profitability and performance.

         Future Development Plans. We intend to continue to enhance our current products and to develop and introduce additional products to keep pace with technological developments and emerging industry standards and to address the increasingly sophisticated needs of our clients. As in the past, we plan to consult with our financial institution clients to help identify and prioritize future product enhancements. We also intend to continue to enter into strategic relationships with third party product providers, allowing us to offer new products and solutions to our clients more quickly than if we developed such systems ourselves. We are currently participating on the advisory council for Microsoft's Windows Distributed Internet Applications Architecture for Financial Services, or "Windows DNAfs", a new industry "framework," or method of producing software, being developed by Microsoft to allow software from different financial services industry software providers to exchange data and communicate with each other. See "Product Development and New Products."

STRATEGY

         Our primary objective is to advance our position as a leading provider of enterprise-wide client/server application software for the financial services industry worldwide by pursuing the following strategies:

         Maintain and Extend Technology Leadership. We intend to integrate new technologies, add new applications, enhance existing applications, and expand functionality for the Phoenix System in an effort to maintain our technology leadership position. In 1998 and 1999, we delivered significant upgrades in the U.S. and international versions of the Phoenix System. The Phoenix System runs on both the Unix and Windows NT operating systems, and in conjunction with the Sybase and Microsoft SQL Server database management systems. The system is 32-bit enabled and runs on hardware platforms from leading suppliers in the world, including IBM(R), Unisys(R), Sun Microsystems(R), Compaq(R), and Hewlett-Packard(R), among others. Most recently, Phoenix introduced significant performance improvements to manage the more demanding processing needs of larger financial institutions and multiple institutions processed in a service bureau environment. We intend to continue to commit substantial resources to maintain and extend our technological leadership.

         Expand U.S. Distribution. We plan to continue to expand our U.S. distribution by increasing our direct sales and implementation forces in key geographic locations and by seeking additional strategic sales and marketing relationships. We have continued to expand our U.S. client base and now have clients in 29 states. As discussed in more detail below, Phoenix has also entered the application service provider business in the United States, which allows financial institutions to outsource the maintenance and operation of the Phoenix System to our remote service centers, as opposed to running the system themselves "in-house." This capability will allow us to market the Phoenix System to a large number of financial institutions which prefer to outsource their processing operations, a market which Phoenix has not previously addressed. We estimate that as many as half of the financial institutions in our target market are potential candidates for our application service center outsourced processing solution, significantly increasing our potential market for the Phoenix System.

         Expand International Distribution. Since 1998, we have successfully expanded our global distribution and market penetration by increasing our international direct sales and implementation forces, enlarging our international offices, opening additional sales and marketing offices in strategically located cities around the world, and by leveraging our strategic alliances and third party distribution channels. We currently have offices in London, England; Sydney, Australia; Singapore, Malaysia and Wellington, New Zealand. Approximately 60 of our more than 350 employees are based overseas. In addition, we have marketing alliances with several overseas distributors, including:

         - Siemens Business Services, a division of Siemens Nixdorf Informationssysteme AG, one of the world's leading suppliers of financial services information technology;
         - Data Action in Adelaide, Australia, who focus on marketing the Phoenix System to Australia's credit union industry. To-date, 15 credit unions representing approximately 10% of the total market in Australia in financial assets have committed to implement the Phoenix System;
         - Computer System Associates (Nigeria) Limited, or "CSA," a leading supplier of financial services software in Africa;
         - International Turnkey Systems, or "ITS," a computer services company based in Kuwait, who has recently established a development facility in Cairo, Egypt through their software division, ITSoft, and completed training for providing support and modification services for the Phoenix System in the Middle East; and
         - Ultima A.S., a Turkish based software company which provides marketing support, software support, and implementation and development services to Phoenix's clients in Turkey.

         e-Commerce Services. In October 1999, we implemented the first phase of our strategy to offer the Phoenix System in an outsourcing or "application service center" environment by (1) purchasing a controlling interest in Phoenix International New York, Inc. (formerly Servers On-Line, Inc.), an application service center using the Phoenix System located in Ronkonkoma, New York, and (2) acquiring the account processing clients of ERAS JV, an application service center using the Phoenix System located in Miami, Florida. These acquisitions provided us with application service centers, or "ASCs," in the Northeast and the Southeast. As part of the integration of the acquired operations, we intend to relocate ERAS JV's Miami application service center to our Orlando facilities in early 2000. These acquisitions are part of our ongoing strategy to broaden our market and deliver our client/server-based core banking system both to U.S. financial institutions that wish to run their processing services at their own facilities and those institutions that would prefer to outsource their account processing functions to a third party. We plan to establish additional Phoenix application service centers in the near future in other parts of the U.S. as demand permits. The ASCs will also provide Phoenix with more recurring revenue because such contracts involve larger monthly service fees, as opposed to the large up front license fee and smaller annual support fees we receive from our in-house clients. Our current client processing agreements have an average term of five years.

         Leverage Existing Customer Base. At the end of 1999, Phoenix's client base included over 140 financial institutions worldwide. We leverage our implemented client base by:

         - attempting to maximize recurring revenues from our clients by offering service fee-based complementary products and services;
         - licensing additional subsidiaries of our clients' holding companies;
         -        obtaining favorable references from existing clients in the course of developing new client relationships; and
         -        consulting with existing clients in the development of new products and product enhancements.

         We believe that many financial institutions looking for updated technology solutions are hesitant to be the first institution to implement new technologies within their region. As we secure new clients in new regions of the world, we believe that these "anchor" installations will help us generate new business from each region. Last year in the United States, we successfully leveraged our relationships with our installed clients to generate 12 new U.S. clients, and to collect additional license fees from and sell additional products to 21 pre-existing U.S. clients. We intend to continue to build our presence worldwide by securing new clients in new regions and capitalizing on our installed client base in each region where we already have a presence.

TECHNOLOGY

    Phoenix works with leading hardware manufacturers and development tool and relational database vendors in the client/server community to produce software based on leading-edge technological developments. These vendors include Microsoft(R), Hewlett-Packard Company(R), IBM(R), Centura(R) Software Corporation, Sun Microsystems(R), and Sybase(R), among others. The Phoenix

System operates on Microsoft Windows(R) 95/98, Windows NT(R), and UNIX. During 2000, we will be looking at certifying the Phoenix System for use with Windows 2000(R). During 1999, Phoenix released U.S. Version 2.5 and 2.5 YE containing many upgrades to the Phoenix System, and completed International Version I-2.0.4 and Version of I-2.0.5 for international clients adding new functionality to support multi-currency retail banking. In addition, Phoenix has developed a version of the Phoenix System to run on Microsoft's new SQL Server 7 and is currently beta-testing the Microsoft SQL Server 7 version of the Phoenix System. Some of the key technological features of the Phoenix System are described below.

         Centralized Relational Database Management System. An advantage of the Phoenix System as compared to legacy or modified legacy systems is that the Phoenix System stores and maintains data in an open relational database rather than in a proprietary flat file format. As a result, an institution's data can be easily accessed and integrated by many third-party products, such as commercially available query and report writing tools. In addition, a structured query language, or "SQL", relational database allows users to expand and change the structures of the tables and manipulate data stored and maintained in the Phoenix System.

         Both the Windows NT and UNIX versions of the Phoenix System, as well as Phoenix's ancillary products TradeWind(TM) and TradeCentre(TM), use Sybase System 11.x, a relational database technology provided by Sybase. Phoenix is currently in the process of certifying the new version 12.0 of the Sybase relational database management system. The Phoenix System, TradeWind, and TradeCentre can run on hardware platforms from Hewlett-Packard, IBM, NCR(R) Corporation, Sun Microsystems, Inc., Unisys(R), and other hardware platforms that are UNIX or Microsoft Windows NT compliant. During 1999, we conducted benchmark studies on the newest and largest platform from Hewlett-Packard, the V2500, continuing our focus on scaling the Phoenix System for use by larger institutions.

         Replication and Distributed Data Processing. We have leveraged the open architecture of the Phoenix System to implement an advanced distributed database for support of our off-line teller system. The off-line teller system uses a local database on each branch server to maintain normal processing in the event of hardware or network failure at the central server. Off-line branches are supported using Centura's SQL Base for either Novell(R) NetWare or Microsoft Windows NT.

         Open Protocols for Data Communication. We use the industry standard TCP/IP protocol for communicating with the relational database server, and either IPX/SPX or TCP/IP for communicating with the local area network file server. These protocols allow Phoenix clients using either Windows NT or Novell NetWare networks to implement a broad array of local area network and wide area network topologies and configurations. In addition, clients that have an existing network infrastructure in place that supports TCP/IP do not have to reinvest in new technology to run Phoenix products.

         32-bit Application Support. U.S. Version 2.5 and International Version I-2.0.5 of the Phoenix System, which Phoenix released on a widespread basis to its clients in 1999, are native 32-bit applications which enable Phoenix clients to take further advantage of operating systems from Microsoft (Windows 95/98 and Windows NT Workstation). These systems offer Phoenix clients substantial benefits in the areas of fault tolerance, ability to support more complex transaction processing (multi-tasking), performance and security.

TARGET MARKETS

         The United States Market. The following table shows the number of FDIC insured depository institutions grouped by asset size as of the end of the third quarter of 1999:

         -        5,912 institutions with assets of less than $100 million;
         - 2,827 institutions with assets from $100 million to $300 million;
         -        994 institutions with assets from $300 million to $1 billion;
         -        312 institutions with assets from $1 billion to $3 billion;
                  and
         -        226 institutions with assets of more than $3 billion.

         These numbers include both commercial banks and savings institutions. We primarily focus our direct in-house sales efforts in the U.S. on commercial financial institutions and savings institutions with asset sizes from $100 million to $3 billion, a range that includes over 4,000 institutions. Our application service center business will target institutions with less than $300 million in assets, which includes over 9,000 institutions. We believe that many of these financial institutions seek cost-effective, flexible, and sophisticated technology solutions that can help them compete more effectively in the changing financial services marketplace. The Phoenix System operates with both the Microsoft Windows NT and UNIX operating system environments. We believe the Windows NT version is attractive to much of Phoenix's market of U.S. financial institutions because of the lower overall hardware and operating expenses associated with a Windows NT environment. We intend to take advantage of improvements that are being made to both the UNIX and Windows NT operating systems to expand the capabilities of the Phoenix System to address the needs of institutions with larger numbers of branches, accounts and transactions.

         The International Market. We currently divide international financial institutions into two groups based upon the number of branches and accounts: those with more than 300 branches and/or 2 million accounts, which we refer to as "Tier 1," and those with less than 300 branches or 2 million accounts, which we refer to as "Tier 2." Today, Phoenix primarily focuses its international sales and marketing efforts on Tier 2 institutions located in Africa, the Asia-Pacific region, Europe, Latin America, the Caribbean and the Middle East. We also target Tier 1 institutions who can use the Phoenix System in regional or market segment areas of their operations. One of our clients, Bank of Hawaii, is a Tier 1 institution that uses the Phoenix System to run its operations in particular regions. We believe that the international market offers significant opportunity because economic diversity and other market factors have increased the demand for sophisticated wholesale and retail banking products and services. Sophisticated international financial institutions offer a broad array of financial products and services and demand technology that is open, powerful and economical. Phoenix also believes that these technology-minded institutions are looking for software solutions that will last at least 10 to 15 years. Therefore, these institutions appreciate the flexibility, scalability, functionality and expandability of our client/server technology. During 1999, Phoenix derived over half of its revenues from its international clients. There are many risks associated with significant international operations which could have a material impact on Phoenix's operations and financial performance, including governmental and regulatory changes, the relative political and economic instability of foreign markets, the diminished ability to monitor and maintain client relationships across larger geographical areas, the increased costs incurred to maintain international operations, and the other risks discussed in our filings with the Securities and Exchange Commission, including this report and in the "Risk Factors" section of our registration statement on Form S-1 (No. 333-31415) declared effective on August 13, 1997.

SALES AND MARKETING

         We market our software and services directly through our sales and marketing personnel and through third party agents that provide products and services to the financial services industry. As of December 31, 1999, Phoenix's sales and marketing department, including administrative staff, consisted of 21 individuals, including personnel in our Singapore, Sydney and London sales offices. In addition, we have established local representation relationships with agents located in several countries that assist in the sales, implementation, and support processes. Through these relationships, we continue to add clients and believe that these relationships will assist us in building our international following in the future.

         Phoenix's direct sales and marketing personnel and consultants are experienced in the sales process for banking software products and generate leads through a marketing program which includes direct mail, networking, telemarketing, seminars, and trade shows. White papers and other sales support literature and ongoing client communications also contribute to the lead development process. We also actively market our products and services through our Internet web site which allows prospects to read or download product information, access online product presentations, and register to receive information by mail or email. We believe that an increasing number of future clients will initially learn about us and our products and services through our Internet web site.

         Our direct sales and marketing force is complemented, particularly in the international market, by various indirect distribution channels, including a growing network of sales, marketing and support agents. Some agents also provide implementation, training, support and other services to end-users. In all cases, the Phoenix System remains the sole property of Phoenix. In most cases, if we terminate our relationship with an agent, clients sold by that agent continue to pay support fees to Phoenix. We intend to expand our network for indirect distribution primarily on a non-exclusive basis and anticipate that the percentage of our total revenues derived from indirect sales will increase in the future.

         In the international market, we have relationships with several third party marketing agents:

         - Computer Systems Associates (Nigeria) Limited which exclusively markets the Phoenix System to financial institutions in certain countries of Africa and semi-exclusively in others;
         - International Turnkey Systems which markets the Phoenix System to financial institutions in certain countries in the Middle East; and
         - Siemens Nixdorf Informationssysteme AG, a large multinational company which markets, sublicenses, and distributes the Phoenix System to financial institutions located in Australia and in those countries in Africa, Asia-Pacific, Europe, and the Middle East that are not a part of other agents exclusive territories.

PRODUCT PRICING

         In-House System Pricing. For those clients who license the Phoenix System for in-house use, we price the Phoenix System and related services in two components: (1) license fees for software products and other revenues and commissions from the sale and delivery of software and hardware products of third party vendors; and (2) fees for a full range of complementary services, including implementation, programming, conversion, training, and installation services, interface services for tying the Phoenix System to third-party applications, client and software support services, disaster recovery services, and Internet/Intranet consulting services. License agreements generally have a term of five years and automatically renew for one-year periods thereafter until cancelled. Each agreement also contains a five-year commitment to pay customer and software support fees, which we recognize as revenue on a quarterly basis. Most license agreements provide that Phoenix can cancel the license if the client does not continue to pay for client and software support. Implementation, conversion, training, installation and interface fees are generally paid at the beginning of a license relationship or when the particular service is performed.

         In the United States, license fees are based on the asset size of each institution client. Internationally, each institution pays a base license fee and an incremental license fee based on the number of branches and/or accounts of such financial institution. Implementation, programming services, conversion, training and interface fees vary based on the complexity of a particular project. Implementation fees in the United States are generally fixed, and internationally are charged on a time and materials basis for work performed. Customer and software support fees both in the U.S. and internationally are paid annually or quarterly and are generally calculated as a percentage of the total license fees. Both in the U.S. and internationally, as the asset size of each client institution increases or as branches or accounts are added, clients pay additional incremental license fees, and the client's software support fees are increased proportionately over the life of the license agreement.

         Application Service Center Pricing. Our new application service centers, or "ASCs," use the Phoenix System to provide remote institution and account processing services to clients. ASC clients pay an up-front fee for hardware and implementation of the Phoenix System, and then a monthly fee for processing services based on the number of accounts and transactions processed each month. Since there is no license fee, the up-front fees received are lower, but the recurring fees to Phoenix are higher as a percentage of total contract value than the support fees received from in-house clients.

         Pricing to Our Sales Agents. Our agents license our products at a discount for sublicensing or are paid a commission based upon sales. Under many of these agreements, we anticipate that primary responsibility for implementation and training services will shift to the agents as they successfully complete the requisite training and successfully complete one or more installations under our supervision. Under these sublicensing arrangements, agents will retain a greater percentage of the implementation, conversion, and training service fees as they accept more of the responsibility for these services. We believe, however, that the difference in the margins obtained from direct and indirect sales should not have a material adverse effect on our business, operating results, and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 1999 Annual Report, included in this report as an exhibit.

WORLDWIDE SERVICES

         In 1999, we consolidated our implementation services and client services divisions into the new Worldwide Services Division. While the functions remain largely the same, the consolidation allows us to manage implementation and support functions as a cohesive unit, to better utilize resources and to provide service continuity to our clients. Specifically, the restructured Worldwide Services Division has dedicated resources to support both U.S. and international clients. Both the U.S. group and the international group provide a comprehensive range of direct client care services including implementation, training and ongoing support. We have created a separate group dedicated to providing services for clients utilizing our application service centers, or "ASCs," an option that delivers the Phoenix System to clients who wish to outsource their processing operations, and have dedicated units for ongoing technical, education and professional services for ASC customers.

         Implementation Services. Our comprehensive implementation services help new clients and banks acquired by existing clients convert to the Phoenix System by providing extensive project planning and coordination. As part of the overall implementation process, each client is assigned an Implementation Manager and a dedicated team of implementation experts that guide the client through the entire installation and coordinate the conversion and implementation process, including data conversion, software installation, network certification, education, training and consulting. Each implementation team consists primarily of data conversion analysts and conversion programmers who convert a client's current account data to the Phoenix System. Data conversion activities include data mapping, program development, data conversion, extensive testing, detailed data auditing and a complete trial, or "mock," conversion prior to the final implementation date.

         As of December 31, 1999, Phoenix had 61 people directly assigned to implementation and training responsibilities. To support our growing client base, as well as to support the customization necessary for additional onsite resources and international clients, we constantly monitor our staffing requirements in order to alter resources as necessary.

         Education and Training Services. We offer a comprehensive education and training program both for new and existing clients. As part of the implementation process for new clients, we provide training classes to familiarize them with the Phoenix System and train them to set up the Phoenix System's customized parameters. Training courses are available both on-site and at Phoenix's headquarters in Orlando. We also provide hands-on application training services at the client site prior to installation, and post-conversion support. Additional on-site training for the Phoenix System and ancillary products is available upon request.

         Consulting and Development Services. We offer consulting and development services, including assistance for clients planning large-scale implementations, assistance in managing operational reorganizations, and customized programming services for clients who wish to customize the Phoenix System to meet their own unique information processing needs.

         International Services. Through a number of international strategic alliance agreements, we may transfer responsibility for implementation, support, development and/or product localization services to an agent servicing the particular area of the world. To ensure quality control, each agent is required to send their staff to Phoenix for training and to work side-by-side with a Phoenix implementation team on at least one implementation project. Upon successful completion of training, the agent then assumes direct primary responsibility for the client care services in their region for which they have been certified. Some agents are able to provide more local services than others, depending on their resources and the experience of their personnel. This process allows Phoenix to deliver and install its software faster and across more areas. While these alliances add depth and breadth to our worldwide client support capabilities, Phoenix still remains focused on ensuring client satisfaction and quality assurance levels through its many worldwide offices.

         Ongoing Customer Support. Once implementation is complete, each client is transitioned to a Client Care Unit for ongoing support. Each Client Care Unit is led by a Client Care Manager and a dedicated team of support representatives. A Client Care Manager is assigned to each client at contract signing and works with the Implementation Manager to provide indirect support during the implementation process to insure a smooth transition.

         We deliver ongoing support via a range of communication vehicles including telephone, Internet, electronic mail, and fax. Our support personnel are available on a 24 hour per day, seven day per week basis. Our Internet support, called SupportNet, is a special client-only area of Phoenix's web site. It provides a free, online support mechanism for our clients allowing clients with Internet access to obtain online support through features such as a discussion forum, online support documents for the Phoenix System, online software defect reporting, online enhancement requests, and on-line file transfers.

         Clients are given a single phone number and email address for all support services. The client care team members answer inquiries directly when possible, but are also accessible by pager, cellular telephone, and laptop computer so the Client Care Manger has maximum utilization of resources at all times. This enables clients to have their questions answered, addressed and resolved as expediently as possible. Additionally, many client support activities can be performed through high-speed data lines connected directly to a client's location. Phoenix support personnel have the ability to connect remotely to the server at the client site and perform work as if they were physically at the client's site. This approach helps Phoenix deliver cost-effective support services to clients without the traditional expense associated with on-site visits.

         We are committed to maintaining high levels of service and support to ensure our client's satisfaction due to the mission-critical nature of the Phoenix System and its impact on the client's day-to-day operations. Our Client Care Units provide support not only for the ongoing use and maximization of the Phoenix System, but also can help clients identify potential network and technology infrastructure problems. As of December 31, 1999, Phoenix had 52 people in its Client Services Units dedicated to providing these services.

         Internet/Intranet Product and Customization. In conjunction with our Internet banking product, we offer Internet consulting services to help clients design their web sites and establish a presence on the World Wide Web. We also help clients create their own internal web environment, or Intranet, enabling them to improve the flow of communication, eliminate paper, increase productivity levels and enhance the dissemination of information with less additional hardware and infrastructure costs.

         Business Recovery Services. We offer business recovery services to assist clients in re-establishing processing capacity within 24 hours of an interruption in processing capability caused by a disaster or other event. Our disaster recovery service offering is a separate 5-year contract that has an initial implementation fee and annual service fees. We provide this service through a third party service provider, SunGard Recovery Services, Inc. We receive a commission based on the monthly fees SunGard charges to our clients. This service satisfies current United States financial institution regulatory obligations to maintain and annually test a disaster recovery plan.

         Additional Services. We continually strive to add value to the Phoenix System by providing a wide range of professional services, including on-site operations support, process audits, additional education services, and customized plans to address specific client needs as they relate to the use and operation of the Phoenix suite of products. We offer a full range of networking support, database services, and on-site consulting upon request, both directly and through our third party service providers. We perform on-site network certification for all clients during their initial software installation, and these same network engineers and database analysts are available for ongoing support as part of our professional services offering.

PRODUCT DEVELOPMENT AND NEW PRODUCTS

    Phoenix was founded in January 1993 for the purpose of developing and marketing a new generation of integrated banking software applications that would replace less flexible and technologically dated legacy systems. From our inception through December 31, 1999, product development expenditures (the total of product development expense and capitalized software development costs) represented approximately 55% of our aggregate revenues. Hewlett-Packard provided developmental-stage assistance by supplying computer hardware for development and testing of Phoenix's products. Early in our history, a group of U.S. financial institutions participated in a joint application development program under which end-users were involved in product development and testing. The joint application development program helped reduce the development cycle by increasing the efficiency with which design problems were identified and corrected. U.S. financial institutions continue to contribute to plans for new products and enhancements as part of the Phoenix user group, known as "PHOCUS."

         We believe that our future success will depend in large part on our ability to maintain and enhance our current product and service offerings and to develop, acquire, integrate and introduce new products and features that will keep pace with technological advances and satisfy evolving client requirements. As of December 31, 1999, our Research & Development Division consisted of 188 employees. We develop and adjust product direction in response to two core trend areas: (1) developments in the financial services industry and (2) developments in technology.

         International Enhancements. Consistent with our original plan, international versions of the Phoenix System support numerous international features, such as multi-currency and multi-language capability. The Phoenix Systems multi-currency capability supports world currencies formatted in accordance with the standards established by the International Standards Organization. Phoenix has acquired additional international capabilities, such as a trade finance system, and has rights to license AFA Systems International's "Musketeer" treasury and risk management systems to Phoenix clients. The combination of our retail, trade finance and treasury offerings allows us to market an integrated, international "universal" banking system. We also intend to develop and license additional international functionality as we enter new countries that require additional functionality. For instance, to support our new relationship with Data Action, a major credit union service bureau provider in Australia, we have established a development center in Sydney, Australia to work on enhancing the Phoenix System for the Australian credit union market. Additionally, we have established development capacity in Cairo, Egypt through International Turnkey Systems and its division ITSoft to focus on international functionality development required in the Middle East and Eastern Europe. We intend to continue to incorporate additional international functionality and to integrate new technologies for the benefit of existing and future clients around the world.

         Future Technologies. Phoenix is participating on the advisory council for Windows DNAfs, an industry framework being developed by Microsoft. This framework is intended to define a way of constructing software applications to allow different financial services industry software providers to exchange data and communicate with each other. We continue to work with Microsoft on its DNAfs specifications for inclusion in our future product enhancements, named "Project Aurora." Project Aurora is a set of technologies, tools and frameworks that we are developing to serve as the foundation for a new set of products to be delivered in the coming years. Fundamentally, Project Aurora is planned as a distributed Internet-based application that is being designed to run under the Windows 2000 COM+ environment and is expected to be deployed using an Internet browser. Project Aurora is designed to enhance and extend the functionality of the Phoenix System, rather than replace it. We spent much of 1999 evaluating and testing the underlying technology of the Project Aurora framework. We expect to continue working on Project Aurora during 2000, capitalizing on (and contingent on) the planned availability of Windows 2000 in the first quarter. We hope to be able to demonstrate the technology next year. To help confirm that the project will address the needs of our target markets, we continue to validate the Project Aurora strategy with our clients, prospects and industry consultants. We intend to continue to develop, modify and enhance the Phoenix System to offer our client institutions what we believe are some of the best technologies available in the financial services software industry.

         Product Development Cycle. Each year, we host a conference for our "PHOCUS" users group, which includes all current U.S. and international users of the Phoenix System. Phoenix uses the suggestions and feedback from this conference and other sources of client feedback to help develop plans for new products and enhancements. We meet with PHOCUS approximately twice a year to offer recommendations and to help prioritize product development and enhancement projects. For each new market, country or region where we sell our software, we attempt to adapt and augment the Phoenix System to meet customer needs. Additionally, our product development personnel continue to independently develop new product ideas and enhancements. Once a product idea has been formalized, we use an internal review process to (1) determine whether to develop the product or enhancement, (2) set a development schedule, and (3) develop a budget for the product or enhancement.

         Product Plans. Phoenix's product development efforts are currently focused on enhancing the functionality of the Phoenix System so that it will be attractive to a broader range of clients both in the U.S. and abroad. In addition, product plans focus on extending the usefulness of the Phoenix System into new and emerging alternative delivery channels. Phoenix believes that it will be able to improve its competitive position by successfully completing, licensing, acquiring, or delivering to client institutions new products and enhancements including, among others, the following:

         - e-Commerce Portal. We are developing an e-commerce portal, which will utilize the Phoenix System Relationship Information Manager, or "RIM". This product strategy provides for the aggregation of multiple value-added products and services to a financial institution's product offering through Internet enabled delivery channels. The portal will extend the reach of relationship management to add-on service providers, providing for stronger relationship building opportunities for Phoenix clients.

         - Internet Banking. We will continue to enhance our Internet Banking product throughout 2000. We are evaluating current functionality, including the ability to open accounts over the Internet, including fully automated online opening and funding of accounts on the Phoenix System. Additional features planned include ACH support, check imaging, account alerts, on-line stock brokerage services, and biometric security support.

         - Report Engine. Phoenix continues to focus on further developing the reporting capabilities of the Phoenix System. 2000 product plans include further enhancements to enable greater control and flexibility in establishing high performance reporting. In addition, enhancements focusing on user-defined client correspondence are planned to enable Phoenix clients to flexibly control the presentation of information to their customers.

         - Larger Bank Processing. In 1999 we worked on increasing the scalability of the Phoenix System through an enhanced, multi-threaded, multi-tasking overnight process. We believe that such enhancements will help to broaden the appeal of the Phoenix System for larger institutions. We also continue to develop a variety of enhancements to process larger financial institutions, capitalizing on the latest database and server technological advances. One key project for 2000 includes enhancements to capitalize on the features of the new version
                  12.0 of the Sybase relational database management system, when released.

The discussion of potential future products, new enhancements and product development plans are subject to significant technical risks, including: delays in the development, introduction, production or implementation of the new enhancements or products; failure to achieve market acceptance; failure to meet development, functionality and performance expectations; and undetected and uncorrected errors or failures. These product plans are "forward-looking statements" which are subject to the risks and uncertainties discussed in this report and in our filing with the Securities and Exchange Commission, including the "Risk Factors" described therein.

COMPETITION

         The financial services software market is intensely competitive, rapidly evolving and subject to rapid technological change. Competitors vary in size and in the scope and breadth of the products and services offered. Phoenix encounters competition in the U.S. from a number of sources, including:

         -   Fiserv, Inc.         -     Jack Henry & Associates, Inc.

         -   BISYS, Inc.          -     ALLTEL Information Services, Inc.

         -   Marshall & Ilsley Corp.                -   Prologic Corporation

         -   East Point Technology, Inc., &         -   The Kirchman Corporation
             a division of Marshall Ilsley Corp.
                                                    -   Open Solutions, Inc.
         -   Electronic Data Systems Corp.

         All of these companies offer core retail software systems or outsourcing alternatives to the financial services industry. Of these competitors, we believe that only East Point and Open Solutions offer true client/server solutions. Many of our competitors have far greater resources then we do and competition from new companies is possible.

         In the international arena, we compete with several global players, including:

         -   Fiserv, Inc.                           -   Sanchez Computer
                                                          Associates, Inc.
         -   Midas-Kapiti International, Inc.       -   Prologic Corporation
         -   ACT/Kindle Banking Systems             -   Financial Network
                                                        Services

         In addition, there are smaller, regional competitors in the countries that we target internationally. We expect additional competition from other established and emerging companies as the client/server application software market continues to develop and expand.

         In general, we believe we compete on the basis of:

         - product architecture, including distributed computing capability, access to commercial SQL databases and ease of customization and integration with other applications;

         - functionality, including the breadth and depth of features and functions and ease of use;

         - service and support, including the range and quality of technical support, training, implementation and consulting services and the capability to provide these on a global basis;

         - management expertise, including management's banking software experience and financial services industry knowledge; and

         -   product pricing in relation to performance and support.

         We believe that the Phoenix System is a market leader in the areas of product architecture and management expertise and that Phoenix competes favorably in the areas of functionality, service, support and product pricing.

         We believe that our current competitors do not offer application software that provides the level of flexibility and functionality featured in our customer relationship management, customer profitability analysis, or executive information modules. We expect additional competition from other established and emerging companies as the client/server market continues to develop and expand. In addition, competition could increase as a result of software industry consolidations, including particularly the acquisition of any of the client/server based retail banking system providers by one of the larger service providers to the financial services industry. We cannot estimate the possible adverse consequences to our financial condition or results of operations from competition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Our license agreements contain provisions which limit the use of the software, state that title remains with Phoenix, protect confidentiality, permit the termination of license for misuse or abuse and require licensees to notify Phoenix of infringements on our property and rights. We presently do not have any patents, pending patent applications, registered trademarks or copyright registrations. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, particularly overseas. While we are unable to determine the extent to which piracy of our software products exists, we are not aware of any software piracy of our products to date. However, in our industry, particularly in certain overseas markets, software piracy is a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Nevertheless, we believe that due to the rapid pace of technological change in the information technology and software industries, factors such as the technological and creative skills of our employees, new product developments, frequent product enhancements, and the timeliness and quality of support services are more important to establishing and maintaining a competitive advantage in the industry than merely copying our software.

         We do not believe that any of our products infringe upon the proprietary rights of third parties. We cannot be sure, however, that third parties will not claim infringement by Phoenix with respect to current or future products. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available at all or on terms acceptable to us. This could have a material adverse effect upon our business, operating results, and financial conditions.

EMPLOYEES

         As of December 31, 1999, we had a total of 372 employees and contract workers, of which 188 were engaged in research and development (including research projects and project development), 61 in implementation and training, 52 in client support, 21 in sales and marketing, 21 in finance and administration, 6 in executive management, 5 in e-commerce services, and 18 in product development and support, sales and marketing, and general business operations at our subsidiary, Phoenix A.P. Limited. All of our executive officers employed as of the date of this report have entered into employment agreements with Phoenix. None of our employees are represented by a labor union. To date, we have not experienced any work stoppages and consider our relations with our employees to be satisfactory.

FACILITIES

         The following chart summarizes Phoenix's worldwide facilities and the terms of the lease for each. Phoenix does not own any real property. The New York facility is used by Phoenix International New York, Inc., which is more than 50% owned by Phoenix, and the New Zealand facility is used by Phoenix International A.P. Limited, a wholly owned subsidiary of Phoenix.

                                                                                     Square         Lease Term in      Lease
    Location                                 Function                                Footage           Months        Expiration
    --------                                 --------                                --------       --------------   ----------
Heathrow, Florida, USA                Headquarters, administration, sales,           48,000               120         3/31/07
                                      development & implementation
Heathrow, Florida, USA                Development & implementation                   22,500               120         3/31/07
Sydney, Australia                     Research & development                          6,500                36         9/30/01
London, England                       Sales & implementation                          3,440               126         1/31/10
Wellington, New Zealand               Sales, development & implementation             1,500                 6         3/31/00
Singapore, Malaysia                   Sales                                             500                 6         6/30/00
Ronkonkoma, New York, USA             Sales & implementation                          5,500                60        12/31/02

ITEM 2.       PROPERTIES

         See the information provided in Item 1 above entitled "Business -- Facilities" for information with respect to Phoenix's facilities.

ITEM 3.       LEGAL PROCEEDINGS

         Phoenix is subject to various claims and legal proceedings covering a variety of matters arising in the ordinary course of its business activities.

         A lawsuit seeking unspecified damages was filed on November 23, 1999 requesting class status in the United States District Court for the Middle District of Florida, Orlando Division, by George Taylor, a former Phoenix employee, against Phoenix and its chief executive officer. The suit was filed on behalf of all persons who purchased common stock during the period from May 4, 1998 to April 15, 1999. The lawsuit alleges, among other things, that Phoenix and our chief executive officer improperly recognized revenues, overstated revenues and failed to disclose that our revenues were allegedly in decline, all of which allegedly caused our stock price to be higher than it otherwise would have been during the class period. The lawsuit alleges that these purported actions violate Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Because we are in the early stages of this litigation, we have not yet been able to determine what its effect will be, nor can we estimate the cost or expense of defending this lawsuit or other possible damages to Phoenix. However, the defense of the case is covered by our insurance policies, and we intend to vigorously defend this case.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The information required in Item 5 is incorporated herein by reference from Phoenix's 1999 Annual Report to Shareholders, included in this Form 10-K as
Exhibit 13.1 (the "Annual Report").

ITEM 6.       SELECTED FINANCIAL DATA

         The information required in Item 6 is incorporated herein by reference from the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required in Item 7 is incorporated herein by reference from the Annual Report.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ON MARKET RISK

         We do not use derivative financial instruments in our operations or investments. While we have significant international operations, our contracts are all written for payments to be made in U.S. Dollars and, therefore, we do not believe we are materially subject to fluctuations in foreign currency exchange rates. Our short term and long term investments are principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. We do not consider the interest rate risk for these investments to be material. We do not have any material credit facilities and, therefore, do not have a significant risk due to potential fluctuations in interest rates for loans at this time. Changes in interest rates could decrease our interest income and could make it more costly to borrow money in the future and may impede our future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in Item 8 is incorporated herein by reference from the Annual Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

         We have omitted certain information required by Part III in this report and will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this Report. Certain information included in the Proxy Statement is incorporated in this report by reference.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table lists our directors and executive officers and directors and their ages as of March 29, 2000:


    NAME                             AGE   CLASS(1)                            POSITION
    ----                             ---   --------                            --------
    Bahram Yusefzadeh(2)(3)          53       III      Chairman of the Board and Chief Executive Officer
    Raju M. Shivdasani               49       III      President, Chief Operating Officer and Director
    Theodore C. Burns                43        --      Senior Vice President and Chief Financial Officer
    Richard T. Powers                52        --      Executive Vice President, U.S. Business
    Daniel P. Baker                  37        --      Senior Vice President, Research and Development
    Harold C. Boughton               48        --      Senior Vice President, Corporate Marketing
    C. Russell Pickering             31        --      Senior Vice President, Corporate Counsel
    Ronald G. Welsh                  52        --      Senior Vice President, Worldwide Services
    Ruann F. Ernst(2)(3)             53        I       Director
    Ronald E. Fenton(2)(3)(4)        71       III      Director
    William C. Hess(4)               63        I       Director
    J. Michael Murphy(3)(4)          59        II      Director
    O. Jay Tomson(4)                 63        I       Director


---------------
(1) Class I term expires in 2000; Class II term expires in 2001; and Class III term expires in 2002.
(2) Member of the Compensation and Stock Option Committee. Ms. Ernst is the chairman of the Compensation and Stock Option Committee, and Mr. Yusefzadeh is a non-voting member of the Compensation and Stock Option Committee.
(3) Member of the Executive Committee. Mr. Yusefzadeh is the Chairman of the Executive Committee.
(4)      Member of Audit Committee. Mr. Murphy is the Chairman of the Audit
         Committee.

         Bahram Yusefzadeh. Mr. Yusefzadeh is Phoenix's founder, chairman of the board, and chief executive officer. He has 31 years of experience in the banking software industry. In 1969, he co-founded Nu-Comp Systems, Inc., where he developed the Liberty Banking System and served as Nu-Comp's president and chief executive officer. Mr. Yusefzadeh became chairman of the board of Broadway & Seymour, Inc. upon its acquisition of Nu-Comp in June 1986 and remained in that position until November 1986. From 1986 to 1992, he worked for The Kirchman Corporation, first as president of the product and marketing strategies division, and later as president of both the independent banking group and the outsourcing division. Mr. Yusefzadeh founded Phoenix in 1993 and currently serves as a member of the Executive Committee and as a non-voting member of the Compensation and Stock Option Committee. Mr. Yusefzadeh has been a director of Towne Services, Inc., a publicly traded company, since 1997 and has been a member of its audit and compensation committees since 1998.

         Raju M. Shivdasani. Mr. Shivdasani joined Phoenix in July 1996 as a senior vice president and president of the International Sales Division. In January 1998, Mr. Shivdasani assumed the position of president and chief operating officer and was appointed a director of Phoenix. From 1990 to 1996, he worked for Fiserv, Inc. where he served as group executive vice president of the bank services sector and president of CBS Worldwide, a banking software division. Mr. Shivdasani has over 28 years of experience working for companies in the banking software, service bureau, and data center services industries.

         Theodore C. Burns. Mr. Burns joined Phoenix in October 1998 as senior vice president and chief financial officer. From 1993 to 1998, Mr. Burns worked with PricewaterhouseCoopers LLP (and its predecessor, Price Waterhouse LLP) in the U.S., Indonesia, India, and South Korea, most recently as a director in their Financial Advisory Services Group. He previously advised banking institutions in the areas of mergers & acquisitions, capital raising, and strategy for over eight years, first with Golembe Associates, Inc. and later with Fox-Pitt, Kelton Inc. Mr. Burns holds an MBA from Columbia University and is a certified public accountant.

         Richard T. Powers. Mr. Powers was promoted to executive vice president U.S. Business in March 2000, and is the executive responsible for U.S. operations, including the company's in-house and Application Service Center businesses. He joined Phoenix in October 1999 as senior vice president of e-Commerce Services and was responsible for the company's U.S. e-commerce initiatives. He brings more than 26 years experience in all facets of the financial services industry, both as a banker and as founder, president, and chief operating officer of Servers On-Line, Inc., a New York information processing business for financial institutions which began in 1998, now majority-owned and managed by Phoenix. Prior to that, he served as president and chief operating officer of Waterhouse National Bank, a virtual financial institution and affiliate of Waterhouse Securities of New York from 1993 to 1997. During his tenure, Mr. Powers was instrumental in growing the organization from $30 million to more than $1.3 billion in assets in just two years. Mr. Powers also served as executive vice president and chief operations officer of North Fork Bank located in Long Island, New York, where the bank grew from $484 million in assets to $6 billion in assets under his leadership.

         Daniel P. Baker. Mr. Baker joined Phoenix in February 1998 as senior vice president for Research and Development and is responsible for U.S. and international product development and quality assurance of the Phoenix System and Phoenix ancillary products. From 1995 to 1998, Mr. Baker served as senior vice president, Information Technology Division and director of Market Systems Strategy at the John H. Harland Company. From 1993 to 1995, he worked for Fiserv Inc., where he served as vice president of Technology Services. Prior to Fiserv, Mr. Baker served over 15 years in the banking industry.

         Harold C. Boughton. Mr. Boughton joined Phoenix in June 1996 as senior vice president of U.S. Business Development and became senior vice president of Corporate Marketing in March 2000. From 1992 to 1996, Mr. Boughton worked for Fiserv, Inc., first as national sales manager for the CBS Service Bureau and later as national sales manager for InformEnt. From 1990 to 1992 he served as regional sales manager and national sales manager for DCR Technologies, an optical storage technology company.

         C. Russell Pickering. Mr. Pickering joined Phoenix in February 2000 as senior vice president and corporate counsel. Prior to joining Phoenix, Mr. Pickering was an associate with Nelson Mullins Riley & Scarborough, L.L.P., from 1994 to 2000 where he practiced in the areas of general corporate law, securities, mergers and acquisition and computer law, specializing in the representation of emerging technology companies and financial institutions. As outside counsel, Mr. Pickering managed Phoenix's U.S. and international intellectual property, software licensing, third party distributor and third party product contracts. Mr. Pickering received his J.D. from the University of Texas at Austin in 1994, and is a licensed member of the State Bar of Georgia.

         Ronald G. Welsh. Mr. Welsh joined Phoenix in February 1999 as senior vice president of Worldwide Services. He is responsible for the ongoing support and implementation functions for Phoenix's clients around the world. He brings a wide range of hands-on expertise in bank data processing, data center management, strategic technology planning, training, and support, as well as mergers and acquisitions. Prior to joining Phoenix, he served as both vice president of Strategic Technology Planning and vice president of Operations and Information Technology for NationsBank from 1985 to 1994. Mr. Welsh also worked with Honeywell Information Systems in their North American banking and government divisions and managed independent service bureaus for S&Ls and banks in the 1980s.

         Ruann F. Ernst. Ms. Ernst has been a director of Phoenix since 1996 and currently serves as a member of the Executive Committee and is the chairman of the Compensation and Stock Option Committee. Ms. Ernst has served as chairman of the board of Digital Island, Inc. since December 1999 and as its chief executive officer and as a director since June 1998. She was president of Digital Island, Inc. from June 1998 until December 1999. Prior to joining Digital Island, Ms. Ernst served with Hewlett Packard, a computer equipment and services company, for approximately ten years, most recently as general manager of the Financial Services Business Unit. Ms. Ernst serves on the Board of Directors of The Institute for the Future and Advanced Fibre Communications, Inc.

         Ronald E. Fenton. Mr. Fenton has been a director of Phoenix since 1993 and currently serves as a member of the Executive Committee and Compensation and Stock Option Committee. Mr. Fenton is the chairman of the board of directors of F&M Bank - Iowa Central and a board member of F&M Bank - Iowa Story County and F&M Bank - Iowa South Central. He also serves as chairman of the board of directors of BancSecurity Corporation (where he has been since 1982), and recently retired as president, chief executive officer and director of Security Bank (where he had been since
1976). He is also a director and former chairman of the board of Shazam, Inc. ("Shazam"), a regional electronic funds transfer network.

         William C. Hess. Mr. Hess has been a director of Phoenix since 1993 and currently serves as a member of the Audit Committee. Since 1984, he has been the president of Iowa Savings Bank, and since 1988, he has been chairman of the board of Sac City State Bank. Mr. Hess serves as an officer and director of several bank holding companies and he is also a director of Audubon State Bank, Iowa Savings Bank, Perry State Bank and Raccoon Valley State Bank. Mr. Hess is a past director of Shazam, a past director of the Iowa Bankers Mortgage Association and Iowa Bankers Association and a past member of the member of the Board of Directors of the Iowa Department of Banking.

         J. Michael Murphy. Mr. Murphy has been a director of Phoenix since 1993 and currently serves as a member of the Executive Committee and as chairman of the Audit Committee. Since 1977, he has served as president of Drum Service Co. of Florida, which in February 1998 merged into Palex, Inc., where he now serves as a senior vice president. From 1988 to 1998 he served as a director of Lochaven Federal Savings and Loan Association in Orlando Florida and served as its chairman of the board from 1995 to 1996. He is a past chairman of the Reusable Industrial Packaging Association and was chairman of the International Confederation of Drum Reconditioners from 1990 to 1993. Mr. Murphy holds an M.B.A. from the Harvard Graduate School of Business Administration.

         O. Jay Tomson. Mr. Tomson has been a director of Phoenix since 1993 and was chairman of the board of Phoenix from August 1993 to February 1994. Mr. Tomson is also a member of the Audit Committee. Since 1974, he has served as chairman and chief executive officer of First Citizens National Bank, and since 1977, he has been chairman of the board of First Citizens Financial Corporation. Mr. Tomson was a member of the Board of Directors of the Federal Reserve Bank of Chicago from 1980 to 1986. He is a former director and president of Shazam. In 1987, he served as the president of the Independent Community Bankers Association, formerly the Independent Bankers Association of America.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Proxy Statement, except for those portions relating to the Compensation and Stock Option Committee's Report on Executive Compensation and Phoenix's Stock Performance Graph.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The consolidated financial statements of Phoenix as of December 31, 1999 and 1998 and for each of the years in the three-year period ending December 31, 1999, together with the report of Ernst & Young LLP, dated February 7, 2000, except for Note 13 as to which the date is February 15, 2000, appearing in Phoenix's 1999 Annual Report to Shareholders, included as Exhibit 13.1 to this Form 10-K, are incorporated herein by reference.

(a)(2)   Financial Statement Schedules

SCHEDULE II - Valuation and Qualifying Accounts


                                    BALANCE AT THE                                         BALANCE AT
                                     BEGINNING OF                                          THE END OF
             DESCRIPTION                 YEAR             PROVISION      WRITE-OFFS           YEAR
----------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
                1999                   (473,000)         (867,801)         685,801         (655,000)
                1998                   (155,000)         (347,150)          29,150         (473,000)
                1997                    (15,000)         (140,000)              --         (155,000)


         Financial statement schedules other than the one listed above are omitted because they are either: (1) not applicable or not required; or (2) the information required is contained in the consolidated financial statements or the notes thereto.

(a)(3)   Exhibits


         The Exhibit Index set forth after the signature pages of this Form 10-K is incorporated by reference herein.

(a)(4)   Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                      Phoenix International Ltd., Inc.

                                      By:  /s/ Bahram Yusefzadeh
                                          -------------------------------------
Date:   March 28, 2000                    Bahram Yusefzadeh
                                          Chairman and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Bahram Yusefzadeh and Raju M. Shivdasani, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report or Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                          TITLE                                     DATE
----------                                          -----                                     ----
                                                    Chairman of the Board and Chief           March 28, 2000
                                                    Executive Officer (principal
/s/ Bahram Yusefzadeh                               executive officer)
-------------------------------------
Bahram Yusefzadeh

                                                    Chief Financial Officer (principal        March 28, 2000
/s/ Theodore C. Burns                               financial and accounting officer)
-------------------------------------
Theodore C. Burns


/s/ Raju M. Shivdasani                              President, Chief Operating                March 28, 2000
-------------------------------------               Officer and Director
Raju M. Shivdasani


/s/ Ruann F. Ernst                                  Director                                  March 28, 2000
-------------------------------------
Ruann F. Ernst


/s/ Ronald E. Fenton                                Director                                  March 28, 2000
-------------------------------------
Ronald E. Fenton


/s/ William C. Hess                                 Director                                  March 28, 2000
-------------------------------------
William C. Hess


/s/ J.  Michael Murphy                              Director                                  March 28, 2000
-------------------------------------
J.  Michael Murphy


/s/ O. Jay Tomson                                   Director                                  March 28, 2000
-------------------------------------
O. Jay Tomson

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER    DESCRIPTION

         3.1 Restated Articles of Incorporation filed with the Secretary of State of Florida on January 24, 2000.

         3.2      Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 of Phoenix's Form 10-Q dated August 14, 1996, File No. 0-20937 (the "Second Quarter 1996 10-Q")).

         4.1 See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of common stock of Phoenix.

         10.1 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of March 18, 1995 (incorporated by reference to Exhibit 10.12 of Phoenix's Registration Statement on Form S-1 (Registration No. 33-03355), as declared effective by the Securities and Exchange Commission on July 1, 1996 (the "1996 Registration Statement")).*

         10.2 Amendment, dated May 24, 1996, to the Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective March 18, 1995 (incorporated by reference to Exhibit 10.43 of the 1996 Registration Statement).*

         10.3 Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective as of October 21, 1995 (the "October Plan") (incorporated by reference to Exhibit 10.13 of the 1996 Registration Statement).*

         10.4 Amendment, dated May 24, 1996, to the October Plan (incorporated by reference to Exhibit 10.44 of the 1996 Registration Statement).*

         10.5 Second Amendment, dated as of January 24, 1997, to the October Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 1996 and as amended by Phoenix's Registration Statement on Form S-8, as filed July 3, 1997 (the "Form S-8")).*

         10.6 Third Amendment, dated as of January 30, 1998, to the October Plan (incorporated by reference to Exhibit A of Phoenix's definitive proxy statement on Schedule 14A for its 1998 annual meeting of shareholders, File No. 0-20937 (the "1998 Proxy")).

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

         10.12 Form of Phoenix's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the 1996 Registration Statement).

         10.13 Employment Agreement by and between Phoenix and Bahram Yusefzadeh, dated December 28, 1995 (incorporated by reference to Exhibit 10.14 of the 1996 Registration Statement).*

         10.14 First Amendment to Employment Agreement by and between Phoenix and Bahram Yusefzadeh, dated May 22, 1996 (incorporated by reference to Exhibit 10.15 of the 1996 Registration Statement).*

         10.15 Amended and Restated Employment Agreement by and between the Company and Raju M. Shivdasani, dated as of March 20, 1998 (incorporated by reference to Exhibit 10.3 of Phoenix's Form 10-Q, dated May 6, 1998, File No. 0-20937 (the "First Quarter 1998 10-Q")).*

         10.16 Employment Agreement by and between Phoenix and Harold C. Boughton, dated June 3, 1996 (incorporated by reference to
                  Exhibit 10.1 of the Second Quarter 1996 10-Q).*

         10.17 Employment Agreement dated as of March 6, 1998 by and between Phoenix and Daniel P. Baker (incorporated by reference to
                  Exhibit 10.4 of the First Quarter 1998 10-Q).*

         10.18 Form of Employment Agreement by and between Phoenix and its senior vice presidents (incorporated by reference to Exhibit
                  10.20 to Phoenix's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 6-20937) (the "1998 Form 10-K")).

         10.19 Form of Employee Confidentiality Agreement (incorporated by reference to Exhibit 10.19 of Phoenix's Annual Report on Form 10-K for the year ended December 31, 1996, File No. O-20937) (the "1996 10-K")).

         10.20 OEM Software License Agreement, dated June 30, 1995, between Phoenix and Gupta Corporation (incorporated by reference to Exhibit 10.26 of the 1996 Registration Statement).+

         10.21 Form of Domestic Software License Agreement (incorporated by reference to Exhibit 10.1 of Company's Form 10-Q, dated July 31, 1998, File No. 0-20937 (the "Second Quarter 1998 10-Q")).

         10.22 Form of International Software License Agreement (incorporated by reference to Exhibit 10.2 of the Second Quarter 1998 10-Q).

         10.23 Form of Confidentiality and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.34 of the 1996 Registration Statement).

         10.24 Form of Confidentiality Agreement (incorporated by reference to Exhibit 10.35 of the 1996 Registration Statement).

         10.25 Form of Mutual Non-Disclosure Agreement (incorporated by reference to Exhibit 10.36 of the 1996 Registration Statement).

         10.26 Form of Confidentiality/Non-Disclosure Agreement Remitting Access to System Documentation and Data Files for Data Conversion (incorporated by reference to Exhibit 10.37 of the 1996 Registration Statement).

         10.27 Form of Phoenix International Ltd., Inc. Confidentiality Agreement (incorporated by reference to Exhibit 10.38 of the 1996 Registration Statement).

         10.28    The Principal Financial Group Prototype for Savings Plans
                  (401k), as amended, and the Group Annuity Contract for the Company (incorporated by reference to Exhibit 10.41 of the 1996 Registration Statement).*

         10.29 Remarketing Agreement and Support Authorization, dated as of April 22, 1996, between Phoenix and Computer Systems Associates (Nigeria) Limited ("CSA") (incorporated by reference to Exhibit 10.42 of the 1996 Registration Statement) (the "CSA Agreement").+

         10.30 Lease Agreement, dated September 11, 1996, between Phoenix and 500 International Parkway Development Company (incorporated by reference to Exhibit 10.1 of Phoenix's Form 10-Q, dated November 5, 1996, File No. 0-20937).

         10.31 Addendum to Lease Agreement, dated March 17, 1997, between the Company and 500 International Parkway Development Company (incorporated by reference to Exhibit 10.1 of Phoenix's Form 10-Q, dated May 8, 1997, File No. 0-20937 (the "First Quarter 1997 10-Q")).

         10.32 Cooperative Marketing Agreement, dated March 26, 1997, between Phoenix and International Turnkey Systems (incorporated by reference to Exhibit 10.2 of the First Quarter 1997 10-Q).+

         10.33 Cooperative Marketing Agreement, dated June 28, 1997, between Phoenix and Siemens Nixdorf Informationssysteme AG (incorporated by reference to Exhibit 10.49 of Phoenix's Registration Statement on Form S-1 (No. 333-31415), as declared Effective by the Securities and Exchange Commission on August 13, 1997 (the "1997 Registration Statement")).

         10.34 Cooperative Marketing Agreement, dated April 16, 1997, between Phoenix and Advanced Financial Systems, Inc. (incorporated by reference to Exhibit 10.51 of the 1997 Registration Statement).+

         10.35 Software License and Development Agreement, dated as of January 15, 1998, between Phoenix and Intercept Systems, Inc. (incorporated by reference to Exhibit 10.2 of the First Quarter 1998 10-Q).+


         10.36 Source Code License and Marketing Agreement, dated as of March 31, 1998, between Phoenix and CSA (incorporated by reference to Exhibit 10.2 to the First Quarter 1998 10-Q).+

         10.37 Agreement for Software Services in Relation to Phoenix Banking system dated September 30, 1998 between Phoenix and Siemens Nixdorf Information Systems Pty. Limited (incorporated by reference to Exhibit 10.1 to Phoenix's Form 10-Q, dated November 4, 1998, File No. 0-20937).

         10.38 Disaster Recovery Services Marketing Agreement dated as of December 15, 1998 between Phoenix and SunGard Recovery Services Inc. (incorporated by reference to Exhibit 10.51 of the 1998 Form 10-K).+

         10.39 Reorganization and Stock Purchase Agreement dated as of October 5, 1999 between Phoenix and Servers On-Line, Inc. and certain of the shareholders of Servers On-Line, Inc.

         10.40 Contract Purchase Agreement dated as of October 21, 1999 between Phoenix, ERAS JV, ERAS, Inc. and TIB Software & Services, Inc.

         10.41 Master Services Agreement Number 1014 dated as of December 14, 1999 between Phoenix and GE Capital Information Technology Solutions - North America, Inc.

         10.42 Master Software Distribution Agreement dated as of July 6, 1999 between Phoenix and Financialware, Inc.

         10.43 Two Party Escrow Agreement dated as of June 1, 1999 between Phoenix and Fort Knox Escrow Services, Inc.

         10.44 Commercial Application Partner (CAP) Agreement dated as of November 1, 1996 between Phoenix and Sybase, Inc.

         13.1 Registrant's 1999 Annual Report to Shareholders. Except for the portions of said Annual Report specifically incorporated herein by reference, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed herewith.

         21.1     Subsidiaries of Phoenix.

         23.1     Consent of Ernst & Young LLP.

         24.1 Power of Attorney (contained on the signature page of this filing).

         27.1 Financial Data Schedule (for Securities and Exchange Commission purposes only).

------------------
+        Confidential treatment previously granted for portions of such exhibit.
* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).