Form 10-Q
period 2000-03-31
PHOENIX INTERNATIONAL LTD INC
filed 2000-05-15
CIK 1013687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                   Outstanding at May 11, 2000

         Common Stock, $0.01 par value              9,410,172
                                               --------------
                                                 (No. of Shares)



                        PHOENIX INTERNATIONAL LTD., INC.

                               INDEX TO FORM 10-Q

                                                                                                                PAGE

  PART I                     FINANCIAL INFORMATION

      Item 1.                Financial Statements (Unaudited)                                            3

                             Condensed Consolidated Balance Sheets as of

                             March 31, 2000 and December 31, 1999                                        3

                             Condensed Consolidated Statements of Operations for the Three
                             Months Ended March 31, 2000 and 1999
                                                                                                         4

                             Condensed Consolidated Statements of Cash Flows for the Three
                             Months Ended March 31, 2000 and 1999                                        5

                             Notes to Condensed Consolidated Financial Statements                        6

       Item 2.               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                   8

       Item 3.               Quantitative and Qualitative Disclosure on Market Risk                      13

  PART II                    OTHER INFORMATION

       Item 1.               Legal Proceedings                                                           14

       Item 2.               Changes in Securities                                                       14

       Item 3.               Defaults Upon Senior Securities                                             14

       Item 4.               Submission of Matters to a Vote of Security Holders                         14

       Item 5.               Other Information                                                           14

       Item 6.               Exhibits and Reports on Form 8-K                                            15

  SIGNATURES                                                                                             16

  EXHIBIT INDEX                                                                                          17


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PHOENIX INTERNATIONAL LTD., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,                 December 31,
                                                                            2000                       1999
                                                                            -----                      ----
Assets
     Current assets:
       Cash and cash equivalents                                       $ 5,229,593                  $2,484,977
       Accounts receivable, net of allowance for doubtful accounts of $843,000 and $655,000 at March 31, 2000, and
         December 31, 1999, respectively                                 8,096,922                   8,313,598
       Unbilled accounts receivable                                      3,846,586                   2,918,867
       Prepaid expenses and other current assets                           788,154                     971,023
                                                                  ----------------              --------------
           Total current assets                                         17,961,255                  14,688,465

       Long term investments                                             6,591,027                   8,964,771
       Property and equipment:
         Computer equipment and purchased software                       5,251,550                   5,087,369
         Furniture, office equipment and leasehold improvements          2,492,830                   2,481,248
         Accumulated depreciation and amortization                      (4,372,801)                 (3,964,923)
                                                                  ----------------                -------------


           Total property and equipment                                  3,371,579                   3,603,694

     Capitalized software development costs, net of accumulated
       Amortization of $5,418,000 and $4,655,000 at March 31, 2000,
       and December 31, 1999, respectively                              14,535,446                  13,292,313
     Purchased software, net of accumulated amortization of $54,000 and $14,000 at March 31, 2000, and December 31, 1999,
       respectively                                                      1,207,867                   1,248,467
     Goodwill and other intangible assets, net of accumulated
       amortization                                                      1,158,220                   1,210,268
     Equity investments and other assets                                 1,415,564                   1,515,826
                                                                  ----------------               -------------
           Total assets                                                $46,240,958                $ 44,523,804
                                                                  ================               =============

Liabilities and Shareholders' Equity

     Current liabilities:
       Accounts payable                                                $ 2,000,616                  $  908,556
       Accrued expense                                                   3,074,007                   3,929,234
       Current portion of capital lease                                    158,702                     155,222
       Deferred revenue                                                  4,741,195                   4,576,341
                                                                  ----------------             ---------------
           Total current liabilities                                     9,974,520                   9,569,354

       Capital leases                                                      158,372                     199,870
       Minority interests                                                  198,463                     272,647
                                                                  ----------------             ---------------

           Total long term liabilities                                     356,835                     472,518
                                                                  ----------------             ---------------
                Total liabilities                                       10,331,356                  10,041,871

     Shareholders' equity:
       Common stock, $0.01 par value
         50,000,000 shares authorized, 9,410,172 and 8,526,942 issued and outstanding at March 31, 2000, and December 31,1999
         respectively                                                       94,102                      85,269
       Additional paid-in capital                                       50,905,230                  46,331,394
       Unrealized loss on investments available for sale                  (674,422)                   (557,283)
       Retained earnings (deficit)                                     (14,415,307)                (11,377,447)
                                                                  ----------------             ---------------
         Total shareholders' equity                                     35,909,603                  34,481,933
                                                                  ----------------             ---------------
           Total liabilities and shareholders' equity                 $ 46,240,958                $ 44,523,804
                                                                  ================                ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                           March 31
                                                            ---------------------------------
                                                               2000               1999
                                                               ----                ----
Revenues:
   License fees and other                                     $ 2,076,177        $ 2,311,445
   Implementation, customer and software
     support and other service fees                             3,736,343          3,223,310
                                                                ---------          ---------

     Total revenues                                             5,812,520          5,534,755

Expenses:
   Cost of license fees and other                               1,045,367            593,413
   Cost of implementation, customer and
     software support and other service fees                    2,018,169          2,229,841
   Sales and marketing                                          1,217,139          1,298,673
   General and administrative                                   1,975,305          1,146,779
   Product development                                          2,774,704          2,556,904
                                                                ---------          ---------

     Total expenses                                             9,030,684          7,825,611

Other income (expense):
   Loss on foreign currency                                        (6,399)           (19,221)
   Interest income                                                150,924            305,443
   Interest expense                                                (9,702)            (7,814)
   Minority interest                                               74,184                  -
   Amortization of goodwill                                       (15,930)                 -
                                                               ----------          ---------

Loss before income taxes                                       (3,025,087)        (2,012,449)
Income tax expense (benefit)                                       12,772           (704,357)
                                                              -----------          ---------

Net loss                                                      $(3,037,860)       $(1,308,092)
                                                              ===========        ===========
Net loss per share - basic                                     $    (0.34)        $    (0.15)
                                                              ===========        ===========
Net loss per share - diluted                                   $    (0.34)        $    (0.15)
                                                              ===========        ===========
Weighted average shares outstanding - basic                     8,979,120          8,504,949
                                                              ===========        ===========
Weighted average shares outstanding - diluted                   8,979,120          8,504,949
                                                              ===========        ===========


The accompanying notes are an integral part of these condensed statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31
                                                                          ------------------------------------
                                                                          2000                        1999
                                                                          ----                        -----
Cash flows from operating activities:
Net loss                                                                 $ (3,037,860)       $    (1,308,092)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                        1,276,723                872,804
       Provisions against accounts receivable                                 592,400                110,000
       Deferred taxes                                                               -               (739,397)
       Minority interest                                                      (74,184)                     -
     Changes in operating assets and liabilities:
       Accounts receivable                                                     28,676             (1,979,449)
       Unbilled accounts receivable                                        (1,332,119)               651,131
       Prepaid expenses and other current assets                              182,869               (111,843)
       Accounts payable                                                     1,092,060                256,770
       Accrued expenses                                                      (855,227)              (138,011)
       Deferred revenue                                                       164,854                126,058
                                                                    -----------------       ----------------
         Net cash used in operating activities                             (1,961,808)            (2,260,029)
                                                                    -----------------       ----------------

Cash flows from investing activities:
Purchases of property and equipment                                          (175,763)              (300,180)
Sale of investments, available for sale                                     2,380,813              4,749,244
Purchases of investments, available for sale                                        -             (2,330,462)
Capitalized software costs                                                 (2,019,330)            (2,191,486)
Purchase of other assets                                                      (23,946)                     -
                                                                    -----------------      -----------------
     Net cash provided by (used in) investing activities                      161,774                (72,884)
                                                                    -----------------      -----------------

Cash flows from financing activities:
Payments of capital lease obligations                                         (38,019)               (23,625)
Net proceeds from issuance of common stock                                  4,582,669                 77,399
                                                                    -----------------      -----------------
     Net cash provided by financing activities                              4,544,650                 53,774
                                                                    -----------------      -----------------

     Net decrease in cash and cash equivalents                              2,744,616             (2,279,139)
     Cash and cash equivalents at beginning of the period                   2,484,977              3,795,962
                                                                    -----------------      -----------------
     Cash and cash equivalents at end of the period                       $ 5,229,593            $ 1,516,823
                                                                    =================       ================

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which Phoenix considers necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, "Selected Financial and Operating Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Phoenix's 1999 Annual Report on Form 10-K.

2.       Net Income (Loss) Per Share

         Net income (loss) per share is calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share is computed using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the "treasury stock" method based on average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share.

                                                                       Three Months Ended March 31,
                                                                  2000                  1999
                                                          ----------------------    ------------------

Numerator - net loss available to common shareholders     $(3,037,860)                   $(1,308,092)

Denominator for basic net loss per share -
  weighted average shares outstanding                       8,979,120                     8,504,949

Effect of dilutive securities - employee stock options              0                             0
                                                          ----------------------    ------------------
Denominator for diluted net loss per share -
  adjusted weighted average shares outstanding
  and assumed conversion of dilutive securities             8,979,120                     8,504,949
                                                          ======================    ==================
Net loss per share - basic                                $     (0.34)                 $      (0.15)
                                                          ======================    ==================
Net loss per share - diluted                              $     (0.34)                 $      (0.15)
                                                          ======================    ==================

         Pursuant to Statement of Financial Accounting Standards No. 128 the denominators for basic and diluted net income per share are identical for the three month periods ended March

31, 2000 and 1999, due to Phoenix's net losses. According to the statement, the exercise of any outstanding options or warrants for a company with a net loss is considered antidilutive.

3.       Capitalized Software Costs

         We capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to develop a computer software product are charged to product development  expense when  incurred  until  technological  feasibility  has been established for the product. Thereafter, all software production costs are capitalized and recorded at the lower of unamortized cost or net realizable value. Capitalization ceases upon general release to customers. After general release, capitalized costs are amortized using the straight-line method over the estimated useful life of the related product (currently five years). Amortization of capitalized software development costs, included in costs of license fees and other, was $776,000 for the three months ended March 31, 2000, compared to $454,000 for the three months ended March 31, 1999.

4.       Comprehensive Loss

         Phoenix adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income as of January 1, 1998. This statement establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive loss for the three months ended March 31, 2000 and 1999, is comprised of the following:

                                                           Three Months Ended March 31,
                                                            2000                   1999
                                                  -------------------    ------------------

Net loss as reported                              $     (3,037,860)        $    (1,308,092)
Other comprehensive income:
  Unrealized loss on investments
  available for sale (net of tax effect in 1999)          (117,139)               (121,861)
                                                  -------------------    ------------------
Comprehensive loss                                $     (3,154,999)        $    (1,429,953)
                                                  ===================    ==================


5.       Staff Accounting Bulletin No. 101

         Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements was released by the Securities and Exchange Commission in December 1999. This bulletin provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We are presently studying the implications of the guidance set forth in this bulletin, and will adopt the bulletin and apply any applicable provisions to our financial statements beginning in the second quarter. We cannot at this time quantify the impact of any such changes, but it could have a material effect on our revenue recognition policies, and therefore on our financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

         This 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not historical statements of fact regarding our intent, belief, current expectations, and those of our management with respect to, among other things:

o        our financing plans;
o        trends affecting our financial condition or results of operations;
o our growth strategy and operating strategy (including, but not limited to, the development and implementation of the Phoenix
         System and our other products);
o        sales performance and prospects; and
o the possible impact on our operations and financial performance of market conditions and other factors that have hindered us in the past, such as currently-pending litigation and the slowdown in purchases of software during 1999.

         The words "may," "would," "could," "continue," "will," "expect," "estimate," "anticipate," "goal," "strategy," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may adversely affect our operating results, performance, and financial condition are:

o whether the market conditions and other factors which hindered our success in 1999, such as negative publicity and litigation against us, will continue to affect our efforts in the future;
o unanticipated delays in developing new products and enhancements or in deploying our products and services through our ASCs;
o whether the market accepts our new products and services, including those under development and the e-commerce operating environment and services we offer;
o our reliance on significant new customers to reach or exceed market expectations for our performance;
o the timing of customer contracts slipping from one quarter to later quarters of fiscal periods;
o our ability to leverage our sales force, marketing relationships and other distribution channels worldwide to generate new customers;
o negative rumors created and/or spread by competitors, including untrue rumors about our immediate viability;

o the distraction of management's time and attention, increased legal and other costs, and other adverse impacts of pending litigation, negative publicity and negative rumors by competitors;
o our ability to grow and manage our growth despite adverse market and other factors described above; and
o competitive conditions and other factors discussed in detail in our prior press releases and filings with the Securities Exchange
         Commission, including our Annual Report on Form 10-K and the "Risk Factors" section in our Registration Statement on Form S-1 (Registration No. 333-31415), as declared effective by the Securities and Exchange commission on August 13, 1997.

         We derive our revenues from two primary sources: (i) license fees for software products, principally the Phoenix System, and commissions from the sale of third party software and hardware; and (ii) fees for services, which include implementation services, custom programming, training, interface development for third party products, ongoing software support, and Internet/Intranet consulting services.

         Our quarterly operating results have varied significantly in the past and may vary significantly in the future. Factors that may cause our future operating results to vary include, but are not limited to:

o        the size and timing of significant orders;
o the mix of direct and indirect sales; the mix and timing of U.S. and foreign sales; the timing of new product announcements;
o        changes in our pricing policies and those of our competitors;
o the timing of the development, implementation, and release of our products and enhancements;
o        changes in our strategy and operating expenses; and
o        competition and general economic factors.

         Product revenues are difficult to forecast because the market for client/server application software products is evolving and affected by many different factors, including general considerations beyond our control such as the recent slowdown attributable to Year 2000 concerns. Additionally, our sales cycle varies substantially from customer to customer and exceeds 12 months in many cases. We do not believe that quarter-to-quarter comparisons of our results of operations should be relied upon as indications of our future performance.

         Due to all of the foregoing factors, it is likely that in future quarters our operating results will be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely be materially adversely affected.

Year 2000 Issues

         We discussed in our reports filed in 1998 and 1999 the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed the remediation and testing of our systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission-critical information technology and non-information technology systems due to the Year 2000, and believe our systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties used in our operations. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to help ensure that we promptly address any latent Year 2000 matters that may arise.

Results of Operations

         The following table sets forth the percentage of total revenues represented by certain line items in Phoenix's statements of operations for the periods indicated.

                                              Three Months Ended March 31,
                                                  2000          1999
                                                 --------     --------

Revenues:
   License fees and other                            36%          42%
   Implementation, customer and software
      support and other service fees                 64%          58%
                                                 --------     --------

     Total revenues                                 100%         100%

Expenses:
   Cost of license fees and other                    18%          11%
   Cost of implementation, customer and
      software support and other service fees        35%          40%
   Sales and marketing                               21%          23%
   General and administrative                        34%          21%
   Product development                               48%          46%
                                                 --------     --------

     Total expenses                                 155%         141%

Other income (expense):
   Loss on foreign currency                           0%           0%
   Interest income                                    3%           6%
   Interest expense                                   0%           0%
   Minority interest                                  1%           0%
   Amortization of goodwill                           0%           0%
                                                 --------     --------

   Loss before incomes taxes                         (51%)       (35%)
Income tax expense (benefit)                           0%        (13%)
                                                 --------     --------

Net income (loss)                                    (51%)        (22%)
                                                 ========     ========

Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

         Revenues. Total revenues increased by 5.0% to $5.8 million in the three months ended March 31, 2000, from $5.5 million in the three months ended March 31, 1999. Revenues from license fees decreased 10.2% to $2.1 million in the three months ended March 31, 2000, from $2.3 million in the three months ended March 31, 1999. This decrease was primarily due to a decrease in the number of license fee contract signings from U.S. and international customers. Revenues from implementation, customer and software support, and other service fees increased 15.9% to $3.7 million in the three months ended March 31, 2000, from $3.2 million in the three months ended March 31, 1999. This increase was primarily attributable to an increase in professional service revenues for software development.

         Expenses. Cost of license fees increased 76.2% to $1.0 million in the three months ended March 31, 2000, from $0.6 million in the three months ended March 31, 1999. These costs increased mainly as a result of higher amortization of capitalized software development costs and costs of third party licenses.

         Cost of implementation, customer and software support and other service fees decreased 9.5% to $2.0 million in the three months ended March 31, 2000, from $2.2 million in the three months ended March 31, 1999, primarily as a result of decreased employee headcount.

         Sales and marketing expenses decreased 6.3% to $1.2 million in the three months ended March 31, 2000, from $1.3 million in the three months ended March 31, 1999, primarily as a result of decreased sales commissions, travel, and advertising expenses.

         General and administrative expenses increased 72.2% to $2.0 million in the three months ended March 31, 2000, from $1.1 million in the three months ended March 31, 1999. These costs increased primarily as the result of increased provisions and credits against accounts receivable, which rose by $0.5 million, and by higher depreciation and personnel-related costs.

         Product development expenses increased 8.5% to $2.8 million in the three months ended March 31, 2000, from $2.6 million in the three months ended March 31, 1999. Product development expenses increased in the 2000 period primarily as a result of increased personnel-related costs to expand and enhance our product line, including expenses for contract labor costs incurred at the Sydney, Australia product development center.

         Total Other Income (Expense). Interest income was $151,000 in the three months ended March 31, 2000 compared to $305,000 in the three months ended March 31, 1999. Interest income decreased primarily due to a decrease in interest yielding investments. The minority interest of $74,000 for the three months ended March 31, 2000 is the net loss attributed to minority shareholders of Phoenix International New York (formerly Servers On-Line, Inc.). Phoenix acquired 54% of Servers On-Line in October 1999.

         Income Tax Expense (Benefit). The income tax expense was $12,800 for the three months ended March 31, 2000, compared with a benefit of $704,000 for the three months ended March 31, 1999. This is due to the fact that we no longer recognize the income tax benefits of net operating loss carryforwards.

         Net Income (Loss). Phoenix incurred a net loss of $3.0 million in the three months ended March 31, 2000, compared to net loss of $1.3 million in the three months ended March 31, 1999, primarily as a result of a decrease in license fee revenue, increase in general and administrative costs, increase in costs of license fees, decrease in interest income, and non-recognition of the tax benefits of net operating losses.

Liquidity and Capital Resources

         We fund our cash needs through existing cash and investment balances, sales of capital stock, interest on investments and, to a lesser extent, through cash flow from operations. We do not rely on lines of credit or other borrowings to fund operations. At March 31, 2000, we had cash and cash equivalents of $5.2 million, and long term investments of $6.6 million. Long term investments consist primarily of U.S. Treasury securities. For the three months ended March 31, 2000, our operations used net cash of $2.0 million, primarily due to our net loss and an increase in unbilled receivables.

         For the three months ended March 31, 2000, investing activities provided net cash of $0.2 million, which included $2.4 million from the sale of investments, reduced primarily by $2.0 million invested in capitalized software development costs and $0.2 million in purchase of property and equipment.

         Financing activities provided $4.5 million of cash, primarily from the sale of 861,623 shares of common stock to London Bridge Software Holdings plc for $5.0 million, less issuance costs. Working capital was $8.4 million as of March 31, 2000.

         We believe our cash balances, investments, and cash flow from operations will be sufficient to meet working capital, capital expenditure, and software development requirements at least through 2000. Cash flows from operating activities are dependent on continued advance payments from customers, and we cannot be sure that we will continue to receive these payments or that we will continue to receive these payments in advance of contract performance on the same terms as we have in the past. We anticipate that operating and investing activities may use cash in the future, due primarily to growth in operations and development activities. Consequently, future growth, including acquisitions, may require additional equity or debt financing. These statements are "forward looking" statements which are subject to risks and uncertainties as previously discussed.

Item 3.  Quantitative and Qualitative Disclosure on Market Risk

         Phoenix does not use derivative financial instruments in its operations or investments. While we have significant international operations, our contracts provide for all payments to be made in U.S. Dollars. We therefore do not believe that fluctuations in foreign currency exchange rates will have a material impact on our results or operations. We have experienced foreign exchange losses from the operations of two of our foreign subsidiaries, but believe these losses have been immaterial in amount. Foreign exchange risks in the future could, however, have a material adverse impact on our results of operations. Phoenix's short term and long term investments are deposited principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. We do not consider the interest rate risk for these investments to be material. We do not have any material credit facilities and, therefore, do not have a significant risk due to potential fluctuations in interest rates for loans at this time. Changes in interest rates could decrease our interest income, could make it more costly to borrow money in the future, and may impede Phoenix's future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         For a discussion of legal proceedings, please see our Annual Report on Form 10-K for 1999, which includes a summary of a lawsuit filed in the District Court for the Middle District of Florida as a purported class action initiated by George Taylor, a former Phoenix employee. The defendants in the suit include Phoenix and its chief executive officer. The lawsuit alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934. On May 5, 2000, the plaintiffs filed an Amended Complaint which, among other things, (1) adds four additional investors as named plaintiffs and proposed class representatives; (2) expands the purported class period to the period from May 5, 1997 to April 15, 1999; and (3) adds Phoenix's president as an additional named defendant. As previously stated in the Form 10-K for 1999, Phoenix intends to vigorously defend the case.

Item 2.           Changes in Securities

         In February 2000, London Bridge Software Holdings plc purchased 861,623 shares of Phoenix common stock for $5,000,000, representing a 9.16% equity interest in Phoenix as of the transaction date. In connection with this purchase, Phoenix entered into an agreement with London Bridge to market one of its products called "Vectus." Also in connection with this transaction, Phoenix paid a total of $150,000 in advisory fees and for a fairness opinion.

         This transaction was not registered with the SEC. To complete this transaction, Phoenix relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933, and Regulation D promulgated under the Act. The transaction was an isolated sale to a single overseas entity. No other persons were solicited or contacted to participate in this sale. A Form D was timely filed with the Securities and Exchange Commission in connection with this transaction.

Item 3.           Defaults Upon Senior Securities

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Item 5.           Other Information

         On May 11, 2000, we initiated a reorganization of the company by eliminating open positions and terminating approximately 15% of our existing workforce. The cost of salaries and employee benefits for the terminated employees was approximately $3.5 million on an annualized basis. We expect to incur severance-related expenses in connection with these terminations of approximately $200,000.

Item 6.           Exhibits and Reports on Form 8-K

         a)       Exhibits

   Exhibit
     No.   Description
   ------- -----------

     3.1 Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment to Amended and Restated Articles of Incorporation as filed with the Secretary of the State of Florida on May 28, 1997 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (No. 333-31415) as declared effective by the SEC on August 13, 1997 (the "Registration Statement")).

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

   10.1 Marketing Agreement between London Bridge Software Limited and Phoenix International Ltd., Inc.*

   27.1 Financial Data Schedule for the three months ended March 31, 2000 (for SEC use only).


-------------------------
* Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Exchange Act. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.

         b)       Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PHOENIX INTERNATIONAL LTD., INC.

                              /s/Bahram Yusefzadeh
                              -------------------------------------------------
May 12, 2000                  Bahram Yusefzadeh

                              Chairman of the Board and Chief Executive Officer (principal executive officer)


                              /s/Theodore C. Burns
                              --------------------------------------------------
May 12, 2000                  Theodore C. Burns
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)

                                  EXHIBIT INDEX

   Exhibit
     No.   Description
   ------  ------------

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

   10.1 Marketing Agreement between London Bridge Software Limited and Phoenix International Ltd., Inc.*

   27.1 Financial Data Schedule for the three months ended September 30, 1999 (for SEC use only).


-------------------------
* Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Exchange Act. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.