Form 10-K/A
period 1999-12-31
PHOENIX INTERNATIONAL LTD INC
filed 2000-10-25
CIK 1013687

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

                         COMMISSION FILE NUMBER:                 0-20937

                        PHOENIX INTERNATIONAL LTD., INC.

                    (Exact name of registrant in its charter)

          Florida                                              59-3171810
(State or other jurisdiction of incorporation or   (I.R.S. Employer Identification No.)
               organization

500 International Parkway, Heathrow, Florida                           32746
   (Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)             (407) 548-5100

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 27, 2000, as reported on the Nasdaq National Market, was approximately $37,990,000. As of March 27, 2000, the Registrant had outstanding 9,410,172 shares of Common Stock. As of August 23, 2000, the last date that Phoenix's stock traded on the Nasdaq National Market prior to the trading halt, the estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, was approximately $19,756,890. As of September 30, 2000, the Registrant had outstanding 9,410,689 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Registration Statement Declared Effective by the Securities and Exchange Commission on August 13, 1997 (333-31415) are Incorporated by reference in Part I and Part II of this Form 10-K/A.

2. Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders held on May 5, 2000 are incorporated by reference in Part III of this Form 10-K/A.

3. Portions of the Registrant's Annual Report on Form 10-K, File Number 0-20937, Filed on March 30, 2000 are incorporated by reference in Part IV of this Form 10-K/A.

                                EXPLANATORY NOTE

         As a result of the nonpayment of amounts due under certain software license arrangements that had been previously recognized as revenue, Phoenix conducted a comprehensive review of its software licensing arrangements and the recognition of revenue for the years 1997 through 1999. As a result of that review, Phoenix determined that, in certain instances, revenue that had been recognized at the time the software was delivered should have been recognized either as payments became due, as the related services were performed, upon completion of all services required under the arrangements, or over the life of the contract (up to five years). Additionally in some instances revenue should have been offset against development costs. In addition, Phoenix has determined that certain software development costs were capitalized prior to the related software reaching technological feasibility, or were otherwise capitalized in error. As a result, the financial statements for the years ended December 31, 1999, 1998, and 1997 have been restated. The effects of the restatement are more particularly described in Note 1 to the financial statements contained in this report. Phoenix's auditors have previously issued unqualified opinions with respect to Phoenix's previously filed financial statements for the years ended December 31, 1999, 1998 and 1997.

The cumulative effects of the restatement of Phoenix's financial statements for the years ending December 31, 1999, 1998, and 1997 are as follows (in thousands except for per share amounts):


                                                  1999                          1998                         1997
                                                  ----                          ----                         ----
                                          As Reported   As Restated    As Reported   As Restated    As Reported    As Restated
                                          -----------   -----------    -----------   -----------    -----------    -----------

Capitalized software costs, net              $ 14,540      $ 10,077       $  7,155      $  5,770       $  3,522       $  3,362
Total assets                                 $ 44,523      $ 36,536       $ 59,502      $ 45,813       $ 52,157       $ 45,777
Deferred revenue                             $  4,576      $ 14,003       $  2,649      $  7,898       $  1,851       $  5,577

Retained earnings (accum. deficit)           $(11,377)     $(26,905)      $  4,298      $ (9,910)      $  1,867       $ (5,499)
Shareholders' equity                         $ 34,481      $ 16,524       $ 50,811      $ 34,322       $ 45,835       $ 37,019

License fees and other                       $  7,749      $  9,642       $ 16,034      $ 10,683       $ 12,664       $  8,226
Implementation, customer and software
     support and other service fees          $ 11,901      $  8,543       $  9,903      $  8,658       $  5,178       $  5,213
Total revenues                               $ 19,651      $ 18,186       $ 25,938      $ 19,341       $ 17,843       $ 13,439
Total operating expenses                     $ 35,159      $ 36,138       $ 23,921      $ 25,127       $ 14,762       $ 14,691
Net income (loss)                            $(15,675)     $(16,994)      $  2,431      $ (4,410)      $  3,040       $   (766)
Net income (loss) per share - basic          $  (1.84)     $  (2.00)      $   0.29      $  (0.53)      $   0.45       $  (0.11)
Net income (loss) per share - diluted        $  (1.84)     $  (2.00)      $   0.27      $  (0.53)      $   0.41       $  (0.11)


This Form 10-K/A includes such restated financial statements and related notes thereto for the fiscal years ended December 31, 1999, 1998, and 1997, and other information related to such restated financial statements, including revisions to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Except for the material under the caption "Business - Subsequent Events and Changes in Phoenix's business Since December 31, 1999," which is set forth at the end of Item 1 of Part I, certain items in Part 1, items 3, 5, 6, 7 and 8 of Part II, Item 14 of Part IV, and Exhibits 23.1 and 27.1, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

                        TABLE OF CONTENTS OF FORM 10-K/A

                                     PART I

Item 1.

Business.......................................................................................   1

Item 2.

Properties.....................................................................................  27

Item 3.

Legal Proceedings..............................................................................  27

Item 4.

Submission of Matters to a Vote of Security Holders............................................  28

                                     PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters..........................  29

Item 6.

Selected Financial Data........................................................................  30

Item 7.

Management's Discussion and Analysis of Financial Condition and

     Results of Operations.....................................................................  32

Item 7A.
Quantitative and Qualitative Disclosure on Market Risk.........................................  39

Item 8.

Financial Statements and Supplementary Data....................................................  40

Item 9.

Changes and Disagreements with Accountants in Accounting and

     Financial Disclosure......................................................................  67

                                    PART III

Item 10.

Directors and Executive Officers of the Registrant.............................................  68

Item 11.

Executive Compensation.........................................................................  71

Item 12.

Security Ownership of Certain Beneficial Owners and Management.................................  71

Item 13.

Certain Relationships and Related Transactions.................................................  71



                                     PART IV

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K................................  72

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

The words "may," "would," "could," "continue," "will," "expect," "estimate," "anticipate," "goal," "strategy," "believe," "hope," "intend," "plan" and similar expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which we cannot control. Our actual results may differ materially from those projected in forward looking statements. Among the key risks, assumptions, and factors that may adversely affect our operating results, performance, and financial condition are:

         - whether we will be able to complete a transaction with London Bridge or otherwise raise sufficient capital to continue operations;

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

         -        the timing of the recognition of revenue under new contracts;

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

GENERAL

         Phoenix is a leading provider of highly adaptable, enterprise-wide client/server application software and related services to the financial services industry. Our flagship product, the Phoenix System (TM), is a fully integrated processing solution that manages financial institutions' retail and wholesale operations in an open-system environment. We offer the Phoenix System to financial institutions around the world along with our trade finance and global payments software products and a full suite of professional and systems integration services. Our market in the United States includes new, or "de novo," financial institutions and existing institutions with assets up to $3 billion. Internationally, we focus on retail-oriented institutions in Africa, the Asia-Pacific region, Europe, Central and South America, and the Middle East that have up to 300 branches and/or up to 2 million accounts. As of December 31, 1999, Phoenix's client base included over 140 institutions in 25 countries.

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

         In recent years, the competitive landscape of the financial services industry has changed dramatically. Financial institutions now compete directly with diversified non-financial institution financial service providers, including insurance companies and investment banks. Financial institutions, like other businesses, face pressures and challenges to do things faster, more efficiently, and more profitably. Recent developments such as the rapid acceptance and use of electronic commerce have further elevated customer expectations of convenient access to a full suite of financial services. In order to stay competitive, we believe that financial institutions must have easy access to detailed information about their institution and their customers in order to effectively develop and market profitable products and services and expand their relationships with their customers. The Phoenix System provides such access and a consolidated presentation of each customer's total relationship with the financial institution.

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

         -        teller system

         -        statements

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

         Expand International Distribution. Since 1998, we have successfully expanded our global distribution and market penetration by increasing our international direct sales and implementation forces, enlarging our international offices, opening additional sales and marketing offices in strategically located cities around the world, and by leveraging our strategic alliances and third party distribution channels. We currently have offices in London, England; Sydney, Australia; Singapore; and Wellington, New Zealand. Approximately 60 of our more than 350 employees are based overseas. In addition, we have marketing alliances with several overseas distributors, including:

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

PRODUCT DEVELOPMENT AND NEW PRODUCTS

         Phoenix was founded in January 1993 for the purpose of developing and marketing a new generation of integrated banking software applications that would replace less flexible and technologically dated legacy systems. From our inception through December 31, 1999, product development expenditures (the total of product development expense and capitalized software development costs) represented a significant portion of our aggregate revenues. Hewlett-Packard provided developmental-stage assistance by supplying computer hardware for development and testing of Phoenix's products. Early in our history, a group of U.S. financial institutions participated in a joint application development program under which end-users were involved in product development and testing. The joint application development program helped reduce the development cycle by increasing the efficiency with which design problems were identified and corrected. U.S. financial institutions continue to contribute to plans for new products and enhancements as part of the Phoenix user group, known as "PHOCUS."

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

COMPETITION

         The financial services software market is intensely competitive, rapidly evolving and subject to rapid technological change. Competitors vary in size and in the scope and breadth of the products and services offered. Phoenix encounters competition in the U.S. from a number of sources, including:


         -        Fiserv, Inc.

         -        Jack Henry & Associates, Inc.

         -        BISYS, Inc.

         -        ALLTEL Information Services, Inc.

         -        Marshall & Ilsley Corp.

         -        Prologic Corporation

         -        The Kirchman Corporation

         -        East Point Technology, Inc. & a division of Marshall Ilsley
                  Corp.

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

         In the international arena, we compete with several global players, including:


         -        Fiserv, Inc.

         -        Sanchez Computer Associates, Inc.

         -        Prologic Corporation

         -        Midas-Kapiti International Inc.

         -        Financial Network Services

         -        ACT/Kindle Banking Systems

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

                                                                       Square       Lease Term in       Lease
      Location                           Function                      Footage         Months         Expiration
      --------                           --------                      -------         ------         ----------

Heathrow, Florida, USA             Headquarters, administration,         48,000         120            3/31/07
                                   sales, development &
                                   implementation
Heathrow, Florida, USA             Development & implementation          22,500         120            3/31/07
Sydney, Australia                  Research & development                 6,500          36            9/30/01
London, England                    Sales & implementation                 3,400         126            1/31/10
Wellington, New Zealand            Sales, development &                   1,500           6            3/31/00
                                   implementation
Singapore                          Sales                                    500           6            6/30/00
Ronkonkoma, New York, USA          Sales & implementation                 5,500          60           12/31/02

SUBSEQUENT EVENTS AND CHANGES IN PHOENIX'S BUSINESS SINCE DECEMBER 31, 1999

         Many changes have occurred in Phoenix's business since December 31, 1999. These changes and other events subsequent to year end 1999 are described below.

CUSTOMER DISPUTES

         IBM/Sekerbank. In 1998, Phoenix contracted to provide software and software development and implementation services as a subcontractor to IBM Turk Limited Sirketi for the benefit of its customer, Sekerbank T.A.S. In May of 1999, IBM informed Phoenix that its contract with Sekerbank had been cancelled. IBM then purported to cancel its contract with Phoenix. According to IBM, Sekerbank cancelled their contract with IBM because of the failure of Phoenix to perform, called in an IBM performance bond, and received most of its money back from IBM. IBM has paid Phoenix over $1 million under the subcontract, has requested a return of all funds, and has indicated they may have claims against Phoenix for up to $5.2 million in damages. Phoenix disagrees with IBM's position, believes that IBM, and not Phoenix, is responsible for the cancellation of the contract by Sekerbank, and believes that it has claims against IBM under its subcontract for the remaining value of the contract, which amounts to at least $3.9 million. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

         Toprakbank. In June of 2000, Phoenix received notice from Toprakbank A.S., one of its customers in Turkey, that it had canceled its implementation of the Phoenix System. The parties have exchanged letters making cross claims against each other. Toprakbank has paid Phoenix $550,000 under the contract and has requested a refund of this money. Phoenix receivables from Toprakbank exceed $1.3 million, and Phoenix has requested payment of this amount, plus future support fees under the contract. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

         Demirbank. In June of 2000, Phoenix received notice from Demirbank T.A.S., one of its customers in Turkey, that it has canceled its implementation of the Phoenix System. To date Demirbank has paid Phoenix over $4.6 million. Phoenix receivables from Demirbank currently exceed $900,000. No demand has been received from Demirbank. Phoenix has requested payment of all receivables due. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

DISCUSSIONS WITH LONDON BRIDGE

         In February 2000, London Bridge Software Holdings plc purchased 861,623 shares of Phoenix common stock for $5,000,000. This acquisition made London Bridge a 9.16% equity owner in Phoenix as of the transaction date. In connection with such purchase, Phoenix entered into an agreement with London Bridge to market one of its products called "Vectus."

         On August 22, 2000, we entered into an exclusivity agreement with London Bridge, which among other things, provided for a 30-day period of exclusivity during which the parties agreed to work towards definitive agreements regarding an acquisition of Phoenix by London Bridge. On September 22, 2000, Phoenix and London Bridge extended the period of exclusivity through October 8, 2000, and agreed to negotiate in good faith with respect to the execution by that date of a definitive agreement providing for the acquisition of Phoenix by London Bridge and the extension by London Bridge of a working capital line of credit of up to $10 million for interim financing. On October 7, 2000, the parties agreed to extend the exclusivity period through October 31, 2000 on the same terms. Drafts of acquisition documents have been circulated for comment, and we are continuing our discussions and negotiations with London Bridge concerning the potential acquisition and interim financing. Consummation of any transaction, however, is contingent on several conditions, including resolution of the pending purported class action lawsuit and successful completion of due diligence.

RESTATEMENT OF FINANCIAL RESULTS

         Phoenix announced on August 23, 2000 that it was reviewing its revenue recognition policies and might be required to restate its prior financial results, and would be delayed in finalizing its 10-Q for the second quarter of 2000 as a result. This 10-K/A has been filed as a result of that restatement.

NASDAQ TRADING HALT

         On August 23, 2000, the Nasdaq Stock Market halted trading in our common stock at the last reported price of $3.00 per share. Trading in our common stock will remain halted until we have satisfied Nasdaq's request for additional information primarily regarding accounting issues identified in our press release dated August 22, 2000. Nasdaq also indicated that it would delist our common stock from trading on the Nasdaq National Market at the opening of business on September 1, 2000, because of our failure to timely file our June 30, 2000 Form 10-Q, unless we appealed Nasdaq's decision. We timely requested an appeal, and appeared at a hearing before the Nasdaq Listing Qualifications Panel on September 22, 2000. The Listing Qualifications Panel stated that if Phoenix failed to file its restated financial results and required periodic reports on or before October 20, 2000, then our common stock would be delisted at that time. We are fully cooperating with Nasdaq and do not expect that the restatement of our financial statements will impact our ability to maintain compliance with Nasdaq's quantitative listing requirements.

         Any delisting by Nasdaq would likely have an adverse and material effect on the price of our common stock and on the ability of our shareholders to sell their shares. Such delisting could also adversely affect our ability to obtain additional debt or equity financing and may result in a reduction in the amount and quality of security analysts' and news media's coverage of our business operations. There can be no assurance that our actions will be successful to maintain listing on the Nasdaq National Market.

WORKFORCE REDUCTION AND REORGANIZATION OF OPERATIONS

         On May 11, 2000, we initiated cost saving measures by eliminating open positions and terminating approximately 15% of our existing workforce. The cost of salaries and employee benefits for the terminated employees was approximately $3.5 million on an annualized basis. Severance-related expenses in connection with these terminations were approximately $200,000. Following this workforce reduction, the announcement of the restatement of our financial results, and the trading halt imposed by Nasdaq, Phoenix has experienced higher than normal attrition in its employee base.

         As of September 30, 2000 Phoenix had 275 employees and contract workers, of which 99 were engaged in research and development (including research projects and project development), 64 in U.S. sales, implementation, training and support, 85 in international sales, implementation, training and support, 2 in corporate marketing, 18 in finance and administration, and 7 in executive management. This represents a significant reduction in staff since the end of 1999 in all areas including sales, development, and support. Phoenix has also given notice to Siemens in Australia to reduce the number of development contractors by an additional 17 before the end of the year. Phoenix is not currently hiring additional employees or expanding its sales or operations. All of our executive officers, other than William Zayas and Gregory Blalack who joined us in 2000, have employment agreements with Phoenix.

         In the third quarter of 2000, Phoenix moved most of its Orlando operations into one building, and is currently seeking a sublessee for a portion of its second, smaller facility there. Phoenix will accrue a liability in the third quarter to recognize the estimated cost of carrying the unoccupied portion of the facility until a sublessee can be found. In addition, Phoenix intends to relocate its UK operations to a serviced office, and is currently in negotiations to sublease its UK facilities to a third party.

TENDER OFFER

         In October, Phoenix learned that a mini-tender offer for 400,000 shares of Phoenix stock at a cash price of $.50 per share, less distributions after September 7, 2000, was commenced by Sutter Opportunity Fund 2, LLC ("Sutter"). Phoenix recommended to its shareholders that they reject this mini-tender offer for following reasons:

- By structuring its offer to acquire less than 5% of Phoenix's stock, Sutter's offer falls in the category of mini-tender offers that are exempt from the filing, disclosure and procedural requirement of
         Section 14(d) of the Securities Exchange Act of 1934 and Regulation 14D adopted by the SEC. The disclosure and procedural requirements of
         Section 14(d) and Regulation 14D are designed to provide protections to shareholders who receive a tender offer. However, in connection with the Sutter mini-tender offer, Phoenix shareholders will not receive those protections. The U.S. Securities and Exchange Commission has issued an investor alert regarding mini-tender offers, which can be accessed at the SEC's web site at www.sec.gov/consumer/keyword/tminiten.html. Among other things, the SEC recommends that before accepting such mini-tender offers, shareholders should determine the market price, determine the tender price, consult with their broker or financial advisor and determine where to get the best price if they want to sell. The SEC warns investors not to assume that a premium over fair value is being offered for their shares.


- The Sutter offer was made on a "First-Come, First-Buy Basis," which tends to pressure shareholders to make a quick investment decision. If more than 400,000 shares should be tendered to Sutter, only those shareholders who responded most quickly would get to sell their shares to Sutter. Phoenix has entered into an exclusivity agreement with London Bridge Software Holdings plc. This exclusivity agreement has been extended to October 31, 2000. Phoenix and London Bridge agreed to negotiate in good faith with respect to the execution by that date of a definitive agreement providing for the acquisition of Phoenix by London Bridge and the extension by London Bridge of a working capital line of credit of up to $10 million for interim financing. Shareholders who tender prior to any public announcement of the execution of an agreement or the termination of negotiations will be making an investment decision without the benefit of knowing whether or not a definitive agreement had been executed or the price and terms that would apply to London Bridge's acquisition should be a definitive agreement be executed and consummated.

- The price offered by Sutter, $.50 per share less distributions after September 7, 2000, is less than the $3.00 per share trading price of Phoenix stock on August 23, 2000, the date on which Nasdaq trading in Phoenix stock was halted. Further, the Sutter offer states that tenders of shares made pursuant to the offer are irrevocable (i.e., there are no withdrawal rights) unless the offer is amended (other than to increase the offer price or the number of shares that Sutter is willing to purchase) or extended beyond November 17, 2000. Although Nasdaq may not allow trading in Phoenix stock to resume in the future, Phoenix has requested that Nasdaq allow trading to be resumed. Phoenix does not know the prices at which Phoenix stock would trade should Nasdaq trading be resumed. However, if trading occurred at a price higher than Sutter's offer prior to the expiration of Sutter's offer, shareholders who had tendered their shares to Sutter could not then withdraw their shares and thus could not sell their shares in the Nasdaq market (unless the offer is amended or extended as described above).

CHANGES IN BUSINESS

         Downturn in Sales. Phoenix has closed 8 new contracts for the provision of its core banking solution in the first 9 months of 2000, as compared to 13 in the first 9 months of 1999, and 29 in the first 9 months of 1998. We believe that the downturn in sales is attributable to:

         - negative publicity from the purported class action lawsuit described in "Item 3 - Legal Proceedings",

         -        negative postings on Phoenix's Yahoo! chat board,

         - a slower than anticipated return to normal sales activity following the year 2000 related downturn,

         - prospect concerns about Phoenix's viability due to its recent losses and decreasing capital reserves,

         -        the announced restatement of Phoenix's financials results, and

         -        the trading halt imposed by Nasdaq.

         Application Service Centers. Only one new bank has been added to Phoenix's ASCs in 2000, Phoenix does not anticipate that it will open any new centers in 2000, and no new centers are currently planned.

         Capital Resources. As described above, the events that depressed our results of operations in 1999 have continued. Since December 31, 1999, sales are down significantly and Phoenix has continued to lose money and use cash. At September 30, 2000, Phoenix had approximately $4.1 million of cash and marketable investment securities. If Phoenix does not complete the potential transaction with London Bridge or otherwise identify new sources of capital funding, Phoenix may not have sufficient capital resources to fund its operations through the end of the year without significantly cutting back its operations and expenses. As a result, Phoenix has included a "going concern" note to its financial statements and Phoenix's auditors have included a "going concern" modification in their audit opinion, both of which are included in "Item 8 - Financial Statements and Supplementary Data."

         OCC. Our customers are being asked by the Office of the Comptroller of the Currency to prepare contingency plans for replacing Phoenix as a vendor.

         Project Aurora. Due to lack of funding and employee attrition, Phoenix has curtailed its development of its future upgrade identified as project Aurora. Phoenix has written off the costs of this project which were previously capitalized. The continuation and fruition of this project are currently at significant risk.

         Professional Fees. Phoenix has incurred substantial professional fees in relation to the defense of the class action lawsuit, the restatement of Phoenix's financial results, and the negotiations with London Bridge. The cumulative total of such fees is expected to exceed $2 million.

         New Software Releases. In February of 2000, Phoenix released version
2.5 of its EIS system. In June of 2000, Phoenix released version I 2.0.5 of the international code line of the Phoenix core banking system. In October of 2000, Phoenix released version 3.0 YE of its U.S. core banking system and Phoenix International A.P. released version 3.6 of the Phoenix Trade Finance System. Each of these new releases includes significant new functionality, new features, and fixes for a significant number of previously identified bugs.

         New Marketing Partner in The Philippines. On March 31, 1999, Phoenix entered into a new Cooperative Marketing agreement with Computer Data Vision, Inc. (CDVI), pursuant to which Phoenix granted CDVI non-exclusive marketing rights to Phoenix's products in The Philippines. CDVI brings significant experience in the financial software area and is already working with two customers in the region.

         Revision of Marketing Agreement with Towne Services, Inc. On June 28, 2000, Phoenix modified its marketing arrangement for software from Towne Services, Inc. (TSI). In exchange for $365,000, Phoenix agreed to convert its exclusive marketing rights for TSI's Collection Works product into non-exclusive rights. Further, TSI paid Phoenix a total of $175,000 in consideration of the sale of exclusive marketing rights to such product to an entity in Malaysia. Phoenix retained non-exclusive rights to market the TSI product on revised terms.

         Regency Systems, Inc. Telephone Banking System. In May of 2000, Phoenix entered into an agreement with Regency Systems, Inc. pursuant to which Regency granted Phoenix rights to market Regency's telephone banking system to Phoenix customers. Additionally, in exchange for $61,000, Regency agreed to replace the Phoenix telephone banking system for Phoenix customers at no charge to the customer (other than one or two days worth of on site implementation fees), and to provide support for such system at the rates previously agreed with Phoenix for the Phoenix system.

         Relocation of Miami Application Service Center. In March of 2000, Phoenix successfully relocated its Florida based Application Service Center previously acquired from ERAS JV from Miami to its main offices in Orlando.

         E-commerce. In March of 2000, Phoenix entered into a marketing arrangement with Stockwalk.com, Inc., pursuant to which Phoenix will integrate Stockwalk.com's online brokerage services with Phoenix's Internet banking products, allowing Phoenix's financial institution clients to offer their customers seamless retail banking and co-branded online brokerage services. In compliance with applicable rules and regulations, all brokerage services will be provided and controlled directly by Stockwalk.com.

ITEM 2.  PROPERTIES

         See the information provided in Item 1 above entitled "Business -- Facilities" for information with respect to Phoenix's facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Phoenix is subject to various claims and legal proceedings covering a variety of matters arising in the ordinary course of its business activities.

         On November 23, 1999, a lawsuit was filed in the District Court for the Middle District of Florida as a purported class action initiated by George Taylor, a former Phoenix employee. Initially, Phoenix and our chief executive officer were named as defendants. The lawsuit alleges, among other things, that Phoenix and our chief executive officer improperly recognized revenues, overstated revenues and failed to disclose that our revenues were allegedly in decline, all of which allegedly caused our stock price to be higher than it otherwise would have been during the class period. The lawsuit alleges that these purported actions violate Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 5, 2000, the plaintiffs filed an Amended Complaint which, among other things, (1) adds four additional investors as named plaintiffs and proposed class representatives; (2) expands the purported class period to the period from May 5, 1997 to April 15, 1999; and
(3) adds Phoenix's president as an additional named defendant. Phoenix and the other two defendants filed Motions to Dismiss, which were denied by the Court without opinion in August 2000. The parties are beginning to conduct discovery. Phoenix's insurance carriers have denied coverage for the claims in this lawsuit. Phoenix is vigorously defending this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Until August 23, 2000, our common stock traded on the Nasdaq Stock Market under the symbol PHXX (see "Recent Events," below). As of March 15, 2000, Phoenix International Ltd., Inc. had approximately 2,029 beneficial holders of our common stock. Of that total, approximately 120 were shareholders of record. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         The following table sets forth the high and low sales price information as reported by Nasdaq during the last two fiscal years, as adjusted to reflect our three-for-two stock split, effective May 18, 1998.


  STOCK PRICE                       HIGH              LOW
1998
First Quarter                    $    16.00        $    10.92
Second Quarter                        20.83             14.75
Third Quarter                         19.69             13.38
Fourth Quarter                        18.81             14.25


  STOCK PRICE                       HIGH              LOW
1999
First Quarter                    $    15.25        $     4.87
Second Quarter                         8.50              4.62
Third Quarter                          6.62              4.00
Fourth Quarter                         4.53              3.50


RECENT EVENTS

On August 23, 2000, the Nasdaq Stock Market halted trading in our common stock at the last reported price of $3.00 per share. Trading in our common stock will remain halted until we have satisfied Nasdaq's request for additional information primarily regarding accounting issues identified in our press release dated August 22, 2000. Nasdaq also indicated that it would delist our common stock from trading on the Nasdaq National Market at the opening of business on September 1, 2000, because of our failure to timely file our June 30, 2000 Form 10-Q, unless we appealed Nasdaq's decision. We timely requested an appeal, and appeared at a hearing before the Nasdaq Listing Qualifications Panel on September 22, 2000. The Listing

Qualifications Panel stated that if Phoenix failed to file its restated financial results and required periodic reports on or before October 20, 2000, then our common stock would be delisted at that time. We are fully cooperating with Nasdaq and do not expect that the restatement of our financial statements will impact our ability to maintain compliance with Nasdaq's quantitative listing requirements.

Any delisting by Nasdaq would likely have an adverse and material effect on the price of our common stock and on the ability of our shareholders to sell their shares. Such delisting could also adversely affect our ability to obtain additional debt or equity financing and may result in a reduction in the amount and quality of security analysts' and news media's coverage of our business operations. There can be no assurance that our actions will be successful to maintain listing on the Nasdaq National Market.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the years ended December 31, 1999, 1998 and 1997 have been derived from the audited consolidated financial statements, as restated (see Note 1 to the consolidated financial statements), of Phoenix. The selected financial data for the years ended December 31, 1996 and 1995 have been derived from the unaudited consolidated financial statements of Phoenix. There data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

                                           SELECTED FINANCIAL AND OPERATING DATA

                                                                                                                       Eleven months
                                                        Year ended      Year ended      Year ended      Year ended         ended
                                                       December 31,    December 31,    December 31,    December 31,    December 31,
                                                         1999(5)         1998(5)         1997(5)         1996(5)        1995(1)(5)
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Restated)      (Restated)      (Restated)     (Restated and   (Restated and
STATEMENT OF OPERATIONS                                                                                  Unaudited)      Unaudited)
Revenues:
     License fees and other                            $  9,642,778    $ 10,683,843    $  8,226,322    $  5,814,195    $  2,580,247
     Implementation, customer and software support
         and other service fees                           8,543,828       8,658,062       5,213,031       3,279,473       1,556,164
                                                       ------------    ------------    ------------    ------------    ------------
Total revenues                                           18,186,606      19,341,905      13,439,353       9,093,668       4,136,411

Expenses:
     Cost of license fees and other                       4,839,219       2,080,569       1,739,398         674,037         375,783
     Cost of implementation, customer
         and software support and other service fees      9,038,765       6,233,850       3,649,284       2,264,290       1,246,886
     Sales and marketing                                  5,295,021       4,440,521       3,264,055       1,377,353         983,290
     General and administrative                           6,292,817       5,219,078       2,748,680       1,822,871       1,058,190
     Product development                                 10,672,362       7,153,589       3,289,653       1,760,691         654,797
                                                       ------------    ------------    ------------    ------------    ------------
Total expenses                                           36,138,184      25,127,607      14,691,070       7,899,242       4,318,946

Other income (expense):
     Interest income                                      1,013,490       1,698,308         799,676         223,548         121,815
     Interest expense                                       (43,958)        (57,102)        (52,376)        (19,231)        (12,060)
     Other income (expense)                                 (34,860)         82,407         133,656          (2,242)         (4,252)
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) before minority interest and
  income taxes                                          (17,016,906)     (4,062,089)       (370,761)      1,396,501         (77,032)
Minority interest                                            54,248              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes                       (16,962,658)     (4,062,089)       (370,761)      1,396,501         (77,032)
Income tax expense                                           32,264         348,265         394,970         481,666         255,999
                                                       ------------    ------------    ------------    ------------    ------------
Net income (loss)                                      $(16,994,922)   $ (4,410,354)   $   (765,731)   $    914,835    $   (333,031)
                                                       ============    ============    ============    ============    ============

Net income (loss) per share - basic                    $      (2.00)   $      (0.53)   $      (0.11)   $       0.18    $      (0.08)
                                                       ============    ============    ============    ============    ============
Net income (loss) per share - diluted                  $      (2.00)   $      (0.53)   $      (0.11)   $       0.16    $      (0.08)
                                                       ============    ============    ============    ============    ============
Weighted average shares outstanding - basic               8,518,323       8,378,784       6,698,317       5,110,173       4,394,276
                                                       ============    ============    ============    ============    ============
Weighted average shares outstanding - diluted             8,518,323       8,378,784       6,698,317       5,572,680       4,394,276
                                                       ============    ============    ============    ============    ============

OTHER DATA
Total product development expenditures(2)              $ 20,506,714    $ 11,705,993    $  5,132,271    $  2,966,515    $  1,788,172
Total personnel(3)                                              372             368             193             124              87
Implemented customers(4)                                        101              64              39              27              12

                                                                                             At
                                                       -----------------------------------------------------------------------------
                                                       December 31,    December 31,    December 31,    December 31,    December 31,
                                                          1999(5)         1998(5)         1997(5)         1996(5)         1995(5)
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Restated)      (Restated)      (Restated)     (Restated and   (Restated and
                                                                                                         Unaudited)      Unaudited)
BALANCE SHEET DATA
Current assets                                         $ 11,164,099    $ 17,300,800    $ 25,685,700    $  9,174,111    $  1,533,053
Total assets                                             36,536,138      45,813,004      45,777,521      12,083,167       3,228,289
Current liabilities                                      19,539,278      11,133,163       8,162,655       5,868,989       4,811,191
Long-term obligations                                       472,517         357,299         595,821         190,000              --
Total shareholders' equity (deficit)                     16,524,343      34,322,542      37,019,045       6,024,178      (1,582,902)

(1)  During 1995 Phoenix changed its fiscal year end from January 31 to December
     31. Accordingly, the consolidated financial statements for the period ended December 31, 1995, include only eleven months of operations.

(2) The total of capitalized software development costs, product development expenses and purchased software, including amounts expended for which Phoenix received funding under funded software development arrangements totalling $1,934,261 in 1999 and $428,025 in 1998.

(3)  All personnel, including contract workers and part-time employees.

(4) Customers that have used a Phoenix product to support daily operations. Does not reflect mergers.

(5) Selected financial and operating data has been restated. See Note 1 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion in conjunction with our consolidated financial statements, as restated, and the related notes, which are included elsewhere in this Annual Report. As discussed in the explanatory note at the front of this report, and also in Note 1 to the financial statements included herein, Phoenix has restated its financial results for 1997, 1998, and 1999. The following discussion has been revised to reflect the results of such restatement.

REVENUES

Phoenix generates revenue primarily from software license sales and from related services, including implementation and customization services, maintenance and support activities and training services. Phoenix does not offer third parties or any of its customers the right to return Phoenix's software products. Phoenix's software license revenues are generated from licensing Phoenix's products directly to end users and indirectly through resellers. Phoenix recognizes revenues in accordance with provisions of Statement of Position 97-2, "Software Revenue Recognition," in 1998 and 1999, Statement of Position 91-1, "Software Revenue Recognition," in 1997 and prior periods, and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" in all periods. The nature of each licensing arrangement determines how revenues and the related costs are recognized:

- Phoenix's customer contracts are multi-element arrangements that include a software license, consulting services, maintenance and customer training. Undelivered elements typically include maintenance, customer training, consulting and, when significant customization services are essential to the functionality of the software, the software license is also considered undelivered. As required under SOP 97-2, Phoenix allocates the contract value to the various elements of the contract using the fair value of the elements, regardless of any separate prices stated within the contract.

- If the contract requires Phoenix to perform significant production, modification, or customization of software, revenue from the software license, its modification and implementation are recognized using the percentage-of-completion method of accounting based on estimates of effort expended for modification and implementation to total expected effort. The duration of contracts of this type typically ranges from three to twelve months.

- Contracts to modify or customize software are evaluated to determine if they constitute funded software development arrangements of the type contemplated by SOP 97-2. If so, professional services revenue from those arrangements is credited first to the amount of any development costs capitalized, and the remainder is deferred. Thereafter, revenue is offset against any additional costs that are subsequently capitalized and any remaining amounts are recognized in income when the project is completed.

- If the contract requires delivery of the product to the end user and Phoenix is not required to perform significant production, modification, or customization, Phoenix recognizes software license revenues under the provisions of SOP 97-2. Accordingly, such software license revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectability is probable.

- If the contract requires delivery of the product to a third-party reseller or integrator, and Phoenix is obligated to provided other services to the reseller, Phoenix recognizes revenue over the period for which it is obligated to provide such services or, where collection is not probable, the lesser of over the service period or upon receipt of cash.

- Services under international contracts are generally provided under time and materials arrangements. Services under domestic contracts are provided under fixed price and time and material arrangements. The resultant service revenues and expenses are recognized as services are performed, except in the case of funded development arrangements, when they are offset against development costs. Revenues from maintenance activities, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the maintenance contract, typically five years, and the associated costs are expensed as incurred. When maintenance is sold with software licenses that are subject to the percentage-of-completion method of accounting, Phoenix accounts for the maintenance revenues separately from the license revenues. Phoenix utilizes objective evidence of the fair value to determine the value of the maintenance. This objective evidence of fair value consists of the renewal rate for the maintenance. Phoenix's resellers are also able to sell maintenance contracts to their end users for a separate fee payable to Phoenix. The objective evidence of fair value for maintenance revenues in reseller arrangements is the same as the objective evidence when the sale is directly between Phoenix and an end user.

- Cost of software license revenues includes the cost of the media, product packaging, documentation, and certain third-party royalties. In addition, Phoenix generally warrants its products to meet standard specifications for a period of 30 to 90 days following the delivery of the product to the customer.

- Cost of service, maintenance, and other revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support activities, as well as costs for third-party consultants utilized in providing such services. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined; the effects of which may be material. Costs and estimated earnings in excess of billings have not been recognized in the accompanying consolidated balance sheets.

MARKETS

We market the Phoenix System both in the United States and internationally. In the U.S., we have two different kinds of customers: financial institutions who license our software and operate it themselves on an "in-house" basis, and financial institutions who rely on us to host and manage the software for them through our application service centers, or "ASCs." We have only recently entered the ASC market, and to date have only a limited number of customers. Our in-house target market includes financial institutions with assets in the range of $100 million to $3 billion (over 4,000 institutions), and our ASC target market includes financial institution with assets of less than $300 million (over 9,000 institutions). As these markets overlap to some extent, our total potential target market in the U.S. consists of approximately 10,000 financial institutions.

Internationally, we also have two different types of customers: retail-oriented financial institutions with up to 300 branches and/or two million accounts, which use our software for all of their operations, and larger institutions, which use our software only for particular divisions and/or regional operations.

We intend to pursue potential customers in all of our markets by increasing our direct and indirect distribution channels. Historically, the majority of our revenue has come from our direct sales force. We believe that in the future our revenue will increasingly come from sales made by our marketing agents, strategic partners, and other indirect sales channels, particularly in the international market. Our gross margins and the composition of our revenue and expenses will vary depending on the relative proportions of direct and indirect sales. We do not believe, however, that the difference in the margins obtained from direct and indirect sales will have a material adverse effect on our business, operating results, or financial condition.

COMPETITION

We have experienced intense competition in our markets and expect increased competition from many sources. Many of our competitors have significantly greater resources and operating histories than we do. We intend to invest significantly in product development and other aspects of our business to stay competitive. We believe that the banking software market for financial institutions is diffuse with several barriers to entry, including costs of entry and time to market. We believe that the use of client/server technology such as the Phoenix System and the other products we offer will continue to gain market share in the financial services industry, displacing older "legacy" hardware and software systems for at least the next several years. Although client/server technology is rapidly evolving, the open architecture design of the Phoenix System allows us to adapt to and incorporate changing technologies. We intend to maintain our leadership position by integrating new technologies, adding new applications, and enhancing and increasing the functionality of our existing applications.

FLUCTUATIONS IN FINANCIAL RESULTS

Our quarterly and annual operating results have varied significantly in the past and may vary significantly in the future. Factors that may cause our future operating results to vary include, but are not limited to:

- whether adverse market conditions and other factors that hindered our sales in 1999 continue to impact our efforts;

-    the size and timing of significant orders;

-    the mix of direct and indirect sales;

-    the mix and timing of U.S. and foreign sales;

- the manner in which revenue from new orders is recognized as a result of the application of generally accepted accounting principles;

-    possible delays or other problems in new product announcements;

-    changes in our pricing policies and those of our competitors;

- possible delays or other problems in the development, implementation, and release of our products and enhancements;

- the distraction of management's time, adverse impact on sales and marketing efforts, and possible increased costs due to pending litigation;

-    whether we will have sufficient capital to satisfy concerns of prospects;

-    resolution of customer disputes;

-    changes in our strategy and operating expenses; and

-    competition and general economic factors.

Product revenues are difficult to forecast because the market for client/server application software products is evolving and affected by many different factors, including general considerations beyond our control such as the recent slowdown attributable to Year 2000 concerns. Our sales cycle varies substantially from customer to customer and can exceed 12 months in some cases. In addition, license fee revenue from any particular contract can be recognized in multiple ways, which can cause significant variations in the recognition of revenue from customer to customer. Depending on how the contract is structured, the terms of each transaction, and other factors, license fees can be recognized immediately upon execution of the contract (up front), over the period required to implement the software for the customer (over 3 to 12 months), or over the life of the contract (up to five years). Therefore we do not believe that quarter-to-quarter comparisons of our results of operations can or should be relied upon as indications of our future performance.

RESULTS OF OPERATIONS

The following table shows the percentage of total revenues represented by some of the line items in our consolidated statement of operations for the periods indicated.

                                                                       Percent of Total Revenues
                                                               -----------------------------------------
                                                                1999              1998              1997
                                                                ----              ----              ----
Revenues:
     License fees and other                                     53.0%             55.2%             61.2%
     Implementation, customer and software support
        and other service fees                                  47.0%             44.8%             38.8%
                                                               -----------------------------------------
         Total revenues                                        100.0%            100.0%            100.0%

Expenses:
     Cost of license fees and other                             26.6%             10.8%             12.9%
     Cost of implementation, customer and software
         support and other service fees                         49.7%             32.2%             27.2%
     Sales and marketing                                        29.1%             23.0%             24.3%
     General and administrative                                 34.6%             27.0%             20.5%
     Product development                                        58.7%             37.0%             24.5%
                                                               -----------------------------------------
         Total expenses                                        198.7%            129.9%            109.4%

Other income (expense):
     Interest income                                             5.6%              8.8%              6.0%
     Interest expense                                           (0.2)%            (0.3)%            (0.4)%
     Other income (expense)                                     (0.2)%             0.4%              1.0%
                                                               -----------------------------------------
Loss before minority interest and income taxes                 (93.3)%           (21.0)%            (2.8)%
Minority interest                                                0.2%              0.0%              0.0%
                                                               -----------------------------------------
Loss before income taxes                                       (93.1)%           (21.0)%            (2.8)%
Income tax expense                                               0.2               1.8%              2.9%
                                                               -----------------------------------------
Net loss                                                       (93.3)%           (22.8)%            (5.7)%
                                                               =========================================

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999, TO THE YEAR ENDED DECEMBER 31, 1998

Revenues. Total revenues were $18.2 million in 1999, representing a 6% decline from $19.3 million in 1998. License fee revenues decreased from $10.7 million to $9.6 million from 1998 to 1999, while service fee revenues decreased from $8.7 million to $8.5 million over the same period. New contracts to license and implement the Phoenix System were signed with 18 customers in 1999 compared with 38 customers in 1998, and license fees of approximately $7.7 million were contracted in 1999 compared with license fees of approximately $16.0 million contracted in 1998. Since a significant portion of our license fees are deferred under the provisions of SOP 97-2, there is often a lag between the signing of a contract and the recognition of the related license fee revenue. However, we believe the decrease in contracts signed was largely attributable to an industry-wide slowdown in software sales caused by delays in purchase decisions related to the Year 2000 and to the adverse impact on sales of publicity related to litigation against us. The 10% decline in license fee revenue resulted from the decreased number of new contract signings in 1999, almost entirely offset by the recognition of license fee revenue relating to contacts executed in prior periods. Service fee revenue declined 1% from 1998 to 1999, as a result of the decreased level of contract signings, somewhat offset by increased service activity in 1999 under customer arrangements entered into in prior years. Customer and software support fees increased 50% from $2.2 million in 1998 to $3.3 million in 1999 as the base of implemented customers continued to grow, and a record number of system implementations were completed in 1999. International revenues increased 12% from $8.3 million in 1998 to $9.3 million in 1999, and represented 51% of 1999 revenues compared to 43% of 1998 revenues. The increase in international sales is a result of our expanded presence, through new customer sites and sales offices, in international markets.

Expenses. Our operating expenses increased 44% to $36.1 million in 1999 from $25.1 million in 1998.

Cost of license fees and commissions from the sale of third party products increased 133% to $4.8 million in 1999 from $2.1 million in 1998. The increase was mainly attributable to higher amortization of capitalized software development costs, which rose from $1.1 million in 1998 to $2.4 million in 1999, a write-down of $331,000 of purchased software acquired to assist in the development of our internet banking product and $100,000 in prepaid royalties deemed to be impaired in 1999, increases in royalties paid to third parties and commissions paid to marketing agents related to international sales of the Phoenix System.

Cost of service fees increased 45.0% to $9.0 million in 1999 from $6.2 million in 1998 primarily as a result of increased staffing levels, travel and personnel related costs required to support an increased number of installations and customers under support agreements. Cost of service fees consists primarily of personnel-related costs incurred in providing implementation, training, and customer support services.

Sales and marketing expenses increased 19.2% to $5.3 million in 1999 from $4.4 million in 1998, primarily as a result of an increase of $590,000 in staffing, travel, and personnel-related costs, $170,000 of expenses related to a new Singapore sales office, and increased advertising and marketing costs of $140,000.

General and administrative expenses increased 20.6% to $6.3 million in 1999 from $5.2 million in 1998, primarily as a result of increases of $486,000 in professional service fees, $150,000 in depreciation and $300,000 in the provision to the allowance for doubtful accounts.

Product development expenses increased 49.2% to $10.7 million in 1999 from $7.2 million in 1998. Product development expenses increased primarily as a result of increased personnel-related costs in the United States to support development of the U.S. and international code lines, and in our new Australian software development center, which is developing the credit union version of the code line.

Other Income (Expense). Interest income was $1.0 million in 1999 compared to $1.7 million in 1998. Interest income decreased in 1999 primarily due to a decrease in interest-yielding funds. Interest expense was $44,000 in 1999 compared to $57,000 in 1998.

Minority Interest. During 1999, we increased our ownership interest in Phoenix International New York, Inc. (formerly Servers On-Line, Inc.) to 54% of the outstanding common shares, which was in addition to the convertible preferred stock position we acquired in 1998 for $300,000. Phoenix International New York runs our Northeast application service center and had a net loss for fiscal year 1999. Minority interest of approximately $54,000 was recognized in 1999 to reflect the portion of this loss attributable to the minority shareholders of Phoenix International New York.

Income Tax Expense. In 1999, we had income tax expense of $32,000 compared to income tax expense of $348,000 in 1998. In both years, tax expense consisted primarily of foreign taxes. No benefit was recognized for our net operating losses generated in either year as management determined that there is significant uncertainty regarding our ability to utilize our net operating loss carryforwards for the foreseeable future.

Net Loss. Net loss increased 386% to a $17.0 million loss for 1999 from a $4.4 million loss in 1998.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998, TO THE YEAR ENDED DECEMBER 31, 1997

Revenues. Total revenues were $19.3 million in 1998, representing a 44% increase from $13.4 million in 1997. License fee revenues increased from $8.2 million to $10.7 million, from 1998 to 1999, while service fee revenues increased from $5.2 million to $8.7 million over the same period. New contracts to license and implement the Phoenix System were signed with 38 customers in 1998 compared with 35 customers in 1997, and license fees of approximately $16.0 million were contracted in 1998 compared with license fees of approximately $12.7 million contracted in 1997. Since a significant portion of our license fees are deferred under the provisions of SOP 97-2, there is often a lag between the signing of a contract and the recognition of the related license fee revenue. The 30% increase in license fee revenue resulted from the moderate increase in the number of new contract signings in 1998, an increase in the number of high-value contracts in 1998, and the recognition of license fee revenue relating to contacts executed in prior periods. Service fee revenue increased 66% from 1997 to 1998 as a result of the increased level of contract signings and increased service activity under customer arrangements entered into in the current year and prior year. Customer and software support fees increased 83% from $1.2 million in 1997 to $2.2 million in 1998 as the base of implemented customers continued to grow. International revenues increased 32% from $6.3 million in 1997 to $8.3 million in 1998, and represented 43% of 1998 revenues compared to 47% of 1997 revenues.

Expenses. Our operating expenses increased 71% to $25.1 million in 1998 from $14.7 million in 1997.

Cost of license fees and other fees increased 20% to $2.1 million in 1998 from $1.7 million in 1997. These costs increased mainly as a result of higher amortization of capitalized software development costs, which rose from $0.6 million in 1997 to $1.1 million in 1998.

Cost of implementation, customer and software support, and other service fees increased 71% to $6.2 million in 1998 from $3.6 million in 1997 as a result of increased staffing levels required to support increased numbers of installations and customers under support agreements.

Sales and marketing expenses increased 36% to $4.4 million in 1998 from $3.2 million in 1997, primarily as a result of increased staffing, travel, and personnel costs related to our sales efforts.

General and administrative expenses increased 89.9% to $5.2 million in 1998 from $2.7 million in 1997. The increase was primarily the result of $592,000 of increased professional service fees; $500,000 of increased rent largely associated with new facilities occupied in Orlando; $600,000 of increased personnel-related costs, including employee bonuses, and an increase of $400,000 for the provision to the allowance for doubtful accounts.

Product development expenses increased 118% to $7.2 million in 1998 from $3.2 million in 1997. Product development expenses increased primarily as a result of increased personnel-related costs in the United States to support development of the U.S. and international code lines.

Other Income (Expense). Interest income was $1.7 million in 1998 compared to $800,000 in 1997. Interest income increased in 1998 due to twelve full months of income earned from interest bearing accounts in 1998, compared to five months in 1997. Interest income is primarily the result of income earned from the investment of proceeds from our secondary public offering of common stock, which we completed in August 1997. Interest expense was $57,000 in 1998 and $52,000 in 1997. Other income was $82,000 in 1998 compared to $134,000 in 1997, primarily as a result of fulfilling obligations under an economic development grant and realizing foreign exchange gains from the operations of two of our foreign subsidiaries, Phoenix International A.P. Limited and Phoenix EMEA Limited.

Income Tax Expense. Income tax expense was $348,000 in 1998, compared to $395,000 in 1997. In both years, tax expense consisted primarily of foreign taxes. No benefit was recognized for our net operating losses generated in either year as management determined that there is significant uncertainty regarding our abilities to utilize our net operating low carryforwards for the foreseeable future.

Net Loss. Net loss increased 430% to $4.4 million in 1998 from $0.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our cash needs through existing cash and investment balances, sales of our capital stock, interest on investments and, to a lesser extent, through cash flow from operations. We have not relied on lines of credit or other borrowings to fund our operations. At December 31, 1999, we had cash and cash equivalents of $2.5 million, and long term investments of $9.0 million. Long-term investments consist primarily of U.S. Treasury securities. For 1999, net cash used by operations was $6,289,000.

Investing activities provided net cash of $5.4 million, which included $14.8 million from the sale of investments, reduced primarily by $10.1 million invested in capitalized software development costs, $1.9 million in investment purchases, $0.7 million for purchase of property and equipment, and $0.6 million for the purchase of our applications service center and account processing contracts. The prepayment of royalties, included in other assets, used $0.2 million of cash.

Financing activities provided $1,934,261 of cash from funded software development arrangements and $140,000 of cash from the issuance of common stock, and used $144,000 for the payment of capital lease obligations and $389,000 for the payment of a promissory note. Working capital excluding deferred revenue of $14,003,270, was $5.6 million as of December 31, 1999.

In February 2000, we sold 861,623 shares of our common stock to London Bridge Software Holdings plc for a total purchase price of $5.0 million. Including the cash from the sale of stock to London Bridge, we believe our cash balances, investments, and cash flow from operations will not be sufficient to meet our working capital, capital expenditure, and software development requirements at least through 2000. We will require substantial additional funding in order to continue to implement our business plan. Cash flows from operating activities are dependent on continued advance payments from customers, and we cannot be sure that we will continue to receive these payments or that we will continue to receive these payments in advance of contract performance on the same terms as we have in the past. We anticipate that our operating and investing activities will use cash in the future, due primarily to growth in operations and development activities. Consequently, we will be required to obtain additional equity or debt financing. Although we are currently in discussion to obtain additional short term financing from London in anticipation of London Bridge acquiring substantially all of the assets of Phoenix, if the London Bridge transaction is delayed or does not close, additional funding will be required. There is no assurance that such additional funding will be available on terms favorable to Phoenix, or at all. These factors raise substantial doubt about the ability of Phoenix to continue as a going concern. These statements are "forward looking" statements which are subject to risks and uncertainties as discussed below.

IMPACT OF NEW ACCOUNTING STANDARDS

Effective January 1, 2000, Phoenix adopted the provisions of SOP 97-2 that limit what is considered vendor-specific objective evidence (VSOE) of the fair value of the various elements in a multiple-element software arrangement to the price charged when the same element is sold separately. Because of the structure of Phoenix's contracts prior to October 1, 2000, Phoenix has determined that it does not have VSOE, as defined in SOP 97-2, for all undelivered elements in its software arrangements entered into between January 1, 2000 and October 1, 2000 (the date that Phoenix modified the structure of its contracts). As a result, all contracts that include maintenance entered during that period will be required to be recognized over the period Phoenix is to provide post contract customer software support, generally five years.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This statement is effective for our financial statements beginning in 2001. We are currently studying the future effects of adopting this statement. However, due to our limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on our financial position or results of operation.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to the effective dates. We are required to adopt the provisions of this Bulletin in our fourth fiscal quarter of 2000 and are currently in the process of assessing the impact of its adoption. While Staff Accounting Bulletin No. 101 does not supersede the software industry specific revenue recognition guidance, which Phoenix believes it is in compliance with, once complete guidance is disseminated, this bulletin may change current interpretations of software revenue recognition requirements. We do not expect the adoption of Staff Accounting Bulletin No. 101 to have a significant effect on our financial position or results of operations.

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

INFLATION

The effects of inflation on our operations were not significant during the periods presented in the financial statements accompanying this Annual Report. Generally, throughout the periods discussed, any increases in revenue have resulted primarily from higher volumes, rather than price increases.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements and Supplementary Financial Data

                                                                                                              PAGE
                                                                                                              ----
Consolidated Financial Statements:...................................................................         41

         Consolidated Balance Sheets as of December 31, 1999 and 1998................................         41

         Consolidated Statements of Operations for the years ended December 31,
              1999, 1998 and 1997....................................................................         42

         Consolidated Statements of Shareholders' Equity/(Deficit) for the years
              ended December 31, 1999, 1998 and 1997.................................................         43

         Consolidated Statements of Cash Flows for the years ended December 31,
              1999, 1998 and 1997....................................................................         44

         Notes to Consolidated Financial Statements for the years ended
              December 31, 1999, 1998 and 1997.......................................................         45

Report of Independent Auditors ......................................................................         66

                                                     CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,        December 31,
                                                                                             1999                1998
                                                                                         ------------        ------------
                                                                                          (Restated)          (Restated)
ASSETS
Current assets:
       Cash and cash equivalents                                                         $  2,484,977        $  3,795,962
       Investments available for sale                                                              --           5,995,640
       Accounts receivable, net of allowance for doubtful accounts
            of $1,085,000 and $673,000 at December 31, 1999 and 1998, respectively          8,039,819           6,969,793
       Prepaid expenses and other current assets                                              639,303             539,405
                                                                                         ------------        ------------
Total current assets                                                                       11,164,099          17,300,800

Long-term investments, available for sale                                                   8,964,771          16,533,770
Property and equipment:
       Computer equipment and purchased software                                            5,087,369           4,245,907
       Furniture, office equipment and leasehold improvements                               2,481,248           2,307,329
                                                                                         ------------        ------------
                                                                                            7,568,617           6,553,236
       Accumulated depreciation and amortization                                           (3,964,923)         (2,224,508)
                                                                                         ------------        ------------
                                                                                            3,603,694           4,328,728
Capitalized software costs, net of accumulated amortization of
       $4,099,000 and $2,182,000 at December 31, 1999 and 1998, respectively               10,077,480           5,770,556
Goodwill and other intangible assets, net                                                   1,210,268                  --
Equity investment and other assets                                                          1,515,826           1,879,150
                                                                                         ------------        ------------
Total assets                                                                             $ 36,536,138        $ 45,813,004
                                                                                         ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                  $    905,395        $    597,260
       Accrued expenses                                                                     2,791,894           1,664,219
       Accrued contractor services                                                          1,683,496             830,933
       Capital lease, current portion                                                         155,223             142,051
       Deferred revenue                                                                    14,003,270           7,898,700
                                                                                         ------------        ------------
Total current liabilities                                                                  19,539,278          11,133,163

Capital lease, long-term portion                                                              199,870             357,299
Minority interest                                                                             272,647                  --

Commitments and contingencies

Shareholders' equity:
       Preferred stock, $0.01 par value:
            10,000,000 shares authorized, none issued and outstanding                              --                  --
       Common stock, $0.01 par value:
            50,000,000 shares authorized, 8,526,942 and 8,498,633 issued and
            outstanding at December 31, 1999 and 1998, respectively                            85,269              84,986
       Additional paid-in capital                                                          43,921,394          43,781,279
       Unrealized (losses) gains on investments available for sale                           (577,670)            366,005
       Retained deficit                                                                   (26,904,650)         (9,909,728)
                                                                                         ------------        ------------
Total shareholders' equity                                                                 16,524,343          34,322,542
                                                                                         ------------        ------------
Total liabilities and shareholders' equity                                               $ 36,536,138        $ 45,813,004
                                                                                         ============        ============



See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Restated
                                                              ----------------------------------------------------
                                                               Year ended          Year ended          Year ended
                                                              December 31,        December 31,        December 31,
                                                                  1999                1998                1997
                                                              ------------        ------------        ------------
                                                               (Restated)          (Restated)          (Restated)
Revenues:
       License fees and other                                 $  9,642,778        $ 10,683,843        $  8,226,322
       Implementation, customer and software support
            and other service fees                               8,543,828           8,658,062           5,213,031
                                                              ------------        ------------        ------------
Total revenues                                                  18,186,606          19,341,905          13,439,353

Expenses:
       Costs of license fees and other                           4,839,219           2,080,569           1,739,398
       Costs of implementation, customer and
            software support and other service fees              9,038,765           6,233,850           3,649,284
       Sales and marketing                                       5,295,021           4,440,521           3,264,055
       General and administrative                                6,292,817           5,219,078           2,748,680
       Product development                                      10,672,362           7,153,589           3,289,653
                                                              ------------        ------------        ------------
Total expenses                                                  36,138,184          25,127,607          14,691,070

Other income (expense):
       Interest income                                           1,013,490           1,698,308             799,676
       Interest expense                                            (43,958)            (57,102)            (52,376)
       Other income (expense)                                      (34,860)             82,407             133,656
                                                              ------------        ------------        ------------
Loss before minority interest and
  income taxes                                                 (17,016,906)         (4,062,089)           (370,761)
Minority interest                                                   54,248                  --                  --
                                                              ------------        ------------        ------------
Loss before income taxes                                       (16,962,658)         (4,062,089)           (370,761)
Income tax expense                                                  32,264             348,265             394,970
                                                              ------------        ------------        ------------
Net loss                                                      $(16,994,922)       $ (4,410,354)       $   (765,731)
                                                              ============        ============        ============

Net loss per share - basic and diluted                        $      (2.00)       $      (0.53)       $      (0.11)
                                                              ============        ============        ============

Weighted average shares outstanding - basic and diluted          8,518,323           8,378,784           6,698,317
                                                              ============        ============        ============


See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

                       (RESTATED)

                                                                                            Unrealized
                                                                                              Gains/
                                                                                           (Losses) on
                                              Common Stock                                 Investments
                                               All Classes      Additional       Stock      Available                      Total
                                           ------------------    Paid-In     Subscription      for        Retained     Shareholders'
                                             Shares   Amount     Capital      Receivables      Sale       (Deficit)       Equity
                                           ---------  -------  ------------   -----------  -----------  ------------   ------------
BALANCE, DECEMBER 31, 1996                 5,758,365  $57,583  $10,708,061   $  (110,683)   $      --   $ (4,630,783)  $  6,024,178
    Common stock issued in
      connection with a public offering,
      net of issuance costs                2,211,000   22,110   31,508,362            --           --             --     31,530,472
    Issuance of common stock from
      exercise of stock options               68,622      686      234,915            --           --             --        235,601
    Payment on employee stock
      receivable                                  --       --           --        97,323           --             --         97,323
    Issuance of common stock in
      connection with acquisition            115,140    1,152       (1,089)           --           --             --             63
    Retained deficit recorded in
      connection with acquisition                 --       --           --            --           --       (102,861)      (102,861)
    Net loss                                      --       --           --            --           --       (765,731)      (765,731)
                                           ---------  -------  -----------   -----------    ---------   ------------   ------------
BALANCE, DECEMBER 31, 1997                 8,153,127   81,531   42,450,249       (13,360)          --     (5,499,375)    37,019,045
    Comprehensive income:
      Net loss                                    --       --           --            --           --     (4,410,354)    (4,410,354)
      Other comprehensive income:
        Unrealized appreciation on
        certain securities available for
        sale                                      --       --           --            --      366,006             --        366,006
                                                                                                                       ------------
        Comprehensive income                      --       --           --            --           --             --     (4,044,348)
    Issuance of common stock from
      exercise of stock options              345,506    3,455    1,331,030            --           --             --      1,334,485
    Payment on employee stock
      receivable                                  --       --           --        13,360           --             --         13,360
                                           ---------  -------  -----------   -----------    ---------   ------------   ------------
BALANCE, DECEMBER 31, 1998                 8,498,633   84,986   43,781,279            --      366,006     (9,909,729)    34,322,542
    Comprehensive income:
      Net loss                                    --       --           --            --           --    (16,994,922)   (16,994,922)
      Other comprehensive loss:
        Unrealized depreciation on
        certain securities available for
        sale                                      --       --           --            --     (943,675)            --       (943,675)
                                                                                                                       ------------
        Comprehensive loss                        --       --           --            --           --             --    (17,938,597)
    Issuance of common stock from
      exercise of stock options and
      employee stock purchase plan            28,309      283      140,115            --           --             --        140,398
                                           ---------  -------  -----------   -----------    ---------   ------------   ------------
BALANCE, DECEMBER 31, 1999                 8,526,942  $85,269  $43,921,394   $        --    $(577,670)  $(26,904,650)  $ 16,524,343
                                           =========  =======  ===========   ===========    =========   ============   ============


See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year ended         Year ended         Year ended
                                                                                December 31,       December 31,       December 31,
                                                                                    1999               1998               1997
                                                                                ------------       ------------       ------------
                                                                                 (Restated)         (Restated)         (Restated)
OPERATING ACTIVITIES
Net loss                                                                        $(16,994,922)      $ (4,410,354)      $   (765,731)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                                3,711,829          2,363,026          1,150,545
      Provision against accounts receivable                                          849,978            547,225            140,000
      Revenue under economic development grant                                            --            (95,000)           (95,000)
      Minority interest                                                              (54,248)                --                 --
Changes in operating assets and liabilities, net of effects of purchase of business:
      Accounts receivable                                                         (2,125,496)        (3,178,383)        (3,828,899)
      Prepaid expenses and other current assets                                      (46,613)          (514,581)           (59,195)
      Accounts payable                                                               285,870            (27,664)           240,231
      Accrued expenses                                                             1,980,238            664,712            908,400
      Deferred revenue                                                             6,104,570          2,321,406          2,203,320
                                                                                ------------       ------------       ------------
Net cash provided by (used in) operating activities                               (6,288,794)        (2,329,613)          (106,329)

INVESTING ACTIVITIES
Sales of investments, available for sale                                          14,801,573          2,058,451                 --
Purchases of investments, available for sale                                      (1,866,094)        (3,428,841)       (18,062,189)
Purchases of property and equipment                                                 (696,911)        (3,235,769)        (1,250,085)
Capitalized software development costs                                            (8,171,613)        (3,947,159)        (1,715,811)
Acquisition of business, net of cash acquired                                       (255,548)                --                 --
Acquisition of service bureau contracts                                             (375,000)                --                 --
Decrease (increase) in other assets                                                       --                 --         (1,369,261)
                                                                                ------------       ------------       ------------
Net cash provided by (used in) investing activities                                3,436,407         (8,553,318)       (22,397,346)

FINANCING ACTIVITIES
Proceeds from funded software development
    arrangements                                                                   1,934,261            428,025                 --
Repayment of promissory note                                                        (389,000)                --                 --
Capital lease payments                                                              (144,257)          (131,468)           (96,182)
Net proceeds from issuance of common stock                                           140,398          1,334,485         31,766,136
Cash payments for stock subscription receivables                                          --             13,360             97,323
                                                                                ------------       ------------       ------------
Net cash provided by (used in) financing activities                                1,541,402          1,644,402         31,767,277

Net increase (decrease) in cash and cash equivalents                              (1,310,985)        (9,238,529)         9,263,602
Cash and cash equivalents at beginning of period                                   3,795,962         13,034,491          3,770,889
                                                                                ------------       ------------       ------------
Cash and cash equivalents at end of year                                        $  2,484,977       $  3,795,962       $ 13,034,491
                                                                                ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
      Interest                                                                  $     38,501       $     54,352       $     50,597
                                                                                ============       ============       ============
      Income taxes                                                              $    213,120       $     43,727       $     24,500
                                                                                ============       ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Equipment financed by capital lease                                             $         --       $         --       $    727,000
                                                                                ============       ============       ============
Purchase of developed software through forgiveness of receivable                $         --       $         --       $    286,000
                                                                                ============       ============       ============
Investment in common stock through cancellation of prepaid
royalties                                                                       $         --       $    650,000       $         --
                                                                                ============       ============       ============



See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. RESTATEMENT OF FINANCIAL STATEMENTS

As a result of the nonpayment of amounts due under certain software license arrangements that had been previously recognized as revenue, Phoenix conducted a comprehensive review of its software licensing arrangements and the recognition of revenue for the years 1997 through 1999. As a result of that review, Phoenix determined that, in certain instances, revenue that had been recognized at the time the software was delivered should have been recognized either as payments became due, as the related services were performed, upon completion of all services required under the arrangements or in some instances should have been accounted for as funded development arrangements. In addition, Phoenix has determined that certain software development costs were capitalized prior to the related software reaching technological feasibility, or were otherwise capitalized in error. As a result, the financial statements for the years ended December 31, 1999, 1998, and 1997 have been restated.

The effects of the restatement of Phoenix's financial statements for the years ending December 31, 1999, 1998, and 1997 are as follows (in thousands except for per share amounts):


                                                       1999                           1998                           1997
                                                       ----                           ----                           ----
                                           As Reported     As Restated     As Reported    As Restated     As Reported    As Restated
                                           -----------     -----------     -----------    -----------     -----------    -----------
Capitalized software costs, net             $ 14,540        $ 10,077        $  7,155       $  5,770
Total assets                                $ 44,523        $ 36,536        $ 59,502       $ 45,813
Deferred revenue                            $  4,576        $ 14,003        $  2,649       $  7,898
Retained earnings (accumulated deficit)     $(11,377)       $(26,905)       $  4,298       $ (9,910)
Shareholders' equity                        $ 34,481        $ 16,524        $ 50,811       $ 34,322

License fees and other                      $  7,749        $  9,642        $ 16,034       $ 10,683        $ 12,664       $  8,226
Implementation, customer and software
     support and other service fees         $ 11,901        $  8,543        $  9,903       $  8,658        $  5,178       $  5,213
Total revenues                              $ 19,651        $ 18,186        $ 25,938       $ 19,341        $ 17,843       $ 13,439
Total expenses                              $ 35,159        $ 36,138        $ 23,921       $ 25,127        $ 14,762       $ 14,691
Net income (loss)                           $(15,675)       $(16,994)       $  2,431       $ (4,410)       $  3,040       $   (766)
Net income (loss) per share - basic         $  (1.84)       $  (2.00)       $   0.29       $  (0.53)       $   0.45       $  (0.11)
Net income (loss) per share - diluted       $  (1.84)       $  (2.00)       $   0.27       $  (0.53)       $   0.41       $  (0.11)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Phoenix International Ltd., Inc., was formed on January 11, 1993, and designs, develops, markets, and supports highly adaptable, enterprise-wide client/server application software for the financial services industry and provides account processing services for financial institutions using such software. Phoenix's primary market is small to mid-sized financial institutions.

Basis of presentation

The accompanying financial statements, as restated, have been prepared assuming that Phoenix will continue as a going concern. These financial statements have been restated for the matters discussed in Note 1. Phoenix suffered a significant loss in 1999 and used a significant amount of cash in operations in 1999, both prior to the restatement of its financial statements. Management believed the 1999 results were attributable to the adverse effect on customers' purchase decisions related to their concerns about the effect of Year 2000, the publicity related to certain adverse postings on Yahoo!, and certain litigation against Phoenix, and believed such factors would not continue into 2000.

Actual results in 2000 have not improved as expected by management, sales have continued to lag, and the Company has continued to use cash to fund operations. Management believes the factors discussed above, additional adverse publicity caused by the restatement of its financial statements as discussed in Note 1, and its continued losses and decline in cash reserves have continued to depress 2000 operating results and adversely impact Phoenix's liquidity. As a result, at the time of the restatement of its 1999 financial statements, substantial doubt exists as to whether Phoenix will be able to continue as a going concern without additional debt or equity financing.

Phoenix is currently in discussions with London Bridge Group of North America, Inc. regarding the possible acquisition of Phoenix and believes that it will be able to obtain a bridge loan from London Bridge in connection with the acquisition that would be sufficient to satisfy its short term working capital needs. However, if the acquisition does not take place Phoenix will need additional financing to support its planned operations. If such financing cannot be obtained Phoenix will be required to significantly curtail its operations.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Phoenix, its majority-owned subsidiary Phoenix International New York, Inc. (formerly Servers On-Line, Inc.), and the following wholly-owned subsidiaries: Phoenix International A.P. Limited in New Zealand, Phoenix EMEA Limited in the United Kingdom, Phoenix International (Australia) Pty. Limited, Phoenix International Software (Singapore) Pte. Ltd., and Phoenix FSC Inc., a company domiciled in the U.S. Virgin Islands. All significant intercompany balances and transactions have been eliminated.

Minority interests represent outside shareholders' 46% ownership of the common stock of Phoenix International New York, Inc., a provider of bank processing and consulting services in which Phoenix purchased a 54% interest during 1999. The acquisition was recorded as a purchase and the earnings of Phoenix International New York are included in our results of operations from the date of the acquisition. The loss attributable to the minority shareholder interest in 1999 was $54,248 and is included in minority interest in the consolidated statements of operations.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                               1999                1998               1997
                                                           ------------        ------------       ------------
          Numerator - net loss                             $(16,994,922)       $ (4,410,354)      $   (765,731)
                                                           ============        ============       ============

          Denominator for basic and diluted net loss
               per share - weighted average shares
               outstanding                                    8,518,323           8,378,784          6,698,317
                                                           ============        ============       ============

          Net loss per share - basic and diluted           $      (2.00)       $      (0.53)      $      (0.11)
                                                           ============        ============       ============

Due to Phoenix's losses, potentially dilutive shares were anti-dilutive and therefore not included in the calculation of net loss per diluted share. There were outstanding options and warrants to purchase 1,775,166 potentially dilutive shares at December 31, 1999, 1,509,672 potentially dilutive shares at December 31, 1998, and 1,344,015 potentially dilutive shares at December 31, 1997.

Revenue and Cost Recognition

Phoenix generates revenue primarily from software license sales and from related services, including implementation and customization services, maintenance and support activities and training services. Phoenix does not offer third parties or any of its customers the right to return Phoenix's software products. Phoenix's software license revenues are generated from licensing Phoenix's products directly to end users and indirectly through resellers. Phoenix recognizes revenues in accordance with provisions of Statement of Position 97-2, "Software Revenue Recognition," in 1998 and 1999, Statement of Position 91-1, "Software Revenue Recognition," in 1997 and prior periods, and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" in all periods. The nature of each licensing arrangement determines how revenues and the related costs are recognized:

     - Phoenix's customer contracts are multi-element arrangements that include a software license, implementation and consulting services, maintenance and customer training. Undelivered elements typically include maintenance, customer training, consulting and, when significant customization services are essential to the functionality of the software, the software license is also considered undelivered. As required under SOP 97-2, Phoenix allocates the contract value to the various elements of the contract using the fair value of the elements, regardless of any separate prices stated within the contract.

     - If the contract requires Phoenix to perform significant production, modification, or customization of software, revenue from the software license, its modification and implementation are recognized using the percentage-of-completion method of accounting based on estimates of effort expended for modification and implementation to total expected effort. The duration of contracts of this type typically ranges from three to twelve months.

     - Contracts to modify or customize software are evaluated to determine if they constitute funded software development arrangements of the type contemplated by SOP 97-2. If so, professional services revenue from those arrangements is credited first to the amount of any development costs capitalized, and the remainder is deferred. Thereafter, revenue is offset against any additional costs that are subsequently capitalized and any remaining amounts are recognized in income when the project is completed.

     - If the contract requires delivery of the product to the end user and Phoenix is not required to perform significant production, modification, or customization, Phoenix recognizes software license revenues under the provisions of SOP 97-2. Accordingly, such software license revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectability is probable.

     - If the contract requires delivery of the product to a third-party reseller or integrator, and Phoenix is obligated to provide other services to the reseller, Phoenix recognizes revenue over the period for which it is obligated to provide such services or, where collection is not probable, the lesser of over the service period or upon receipt of cash.

     - Services under international contracts are generally provided under time and materials arrangements. Services under domestic contracts are provided under fixed price and time and material arrangements. The resultant service revenues and expenses are recognized as services are performed, except in the case of funded development arrangements, where they are offset against development costs. Revenues from maintenance activities, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the maintenance contract, typically five years, and the associated costs are expensed as incurred. When maintenance is sold with software licenses that are subject to the percentage-of-completion method of accounting, Phoenix accounts for the maintenance revenues separately from the license revenues. Phoenix utilizes objective evidence of the fair value to determine the value of the maintenance. This objective evidence of fair value consists of the renewal rate for the maintenance. Phoenix's resellers are also able to sell maintenance contracts to their end users for a separate fee payable to Phoenix. The objective evidence of fair value for maintenance revenues in reseller arrangements is the same as the objective evidence when the sale is directly between Phoenix and an end user.

     - Cost of software license revenues includes the cost of the media, product packaging, documentation, and certain third-party royalties. In addition, Phoenix generally warrants its products to meet standard specifications for a period of 30 to 90 days following the delivery of the product to the customer.

     - Cost of service, maintenance, and other revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support activities, as well as costs for third-party consultants utilized in providing such services. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined; the effects of which may be material. Costs and estimated earnings in excess of billings have not been recognized in the accompanying consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as deferred revenues in the accompanying consolidated balance sheets.

Cash, Cash Equivalents and Investment Securities

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of deferred taxes, included as a component of equity and other comprehensive income. Realized gains and losses on investments are determined based on amortized cost using specific identification.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to five years for computer equipment and purchased software, and four to seven years for furniture and office equipment). Depreciation expense was $1,699,612 in 1999, $1,252,066 in 1998, and $525,488 in 1997. Leasehold improvements are amortized over the related lease term. Property and equipment includes $787,281 of furniture purchased under a capital lease, with accumulated amortization of $309,289 at December 31, 1999, and $196,820 at December 31, 1998.

Capitalized Software Costs

We capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Any funding received under funded-software development arrangements reduces capitalized amounts pursuant to SOP 97-2. Costs incurred internally to develop a computer software product are charged to product development expense when incurred until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and recorded at the lower of unamortized cost or net realizable value. Capitalization ceases upon general release to customers. After general release, capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (currently five years). Capitalized software costs also include purchased software costs of $1,262,000 at December 31, 1999, and $761,000 at December 31, 1998. Amortization of capitalized software development costs and purchased software is included in costs of license fees and other. Changes in capitalized software costs, net of accumulated amortization are summarized as follows:

                                                     1999                1998                1997
Balance, at beginning of year                    $  5,770,556        $  3,362,382        $  1,985,628
Internal costs capitalized during the year          7,395,549           3,186,159           1,690,811
Purchased software                                  1,262,000             761,000             311,000
Less funding under software development            (1,934,261)           (428,025)                 --
contracts
Less amortization expense                          (2,416,364)         (1,110,960)           (625,057)
                                                 ------------        ------------        ------------
Balance, at end of year                          $ 10,077,480        $  5,770,556        $  3,362,382
                                                 ============        ============        ============

Goodwill and Other Intangible Assets

Intangible assets, consisting primarily of goodwill and purchased contracts of approximately $876,000 and $375,000, respectively, resulting from acquisitions during 1999, are amortized on a straight-line basis over periods ranging from
3.5 years for contracts to 15 years for goodwill. Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of future operations, using estimates of undiscounted future cash flows, to ensure they are appropriately valued. Accumulated amortization as of December 31, 1999, was $40,986.

Stock Based Compensation

Stock options granted to our employees are generally for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and accordingly recognize no compensation expense for stock option grants for which the terms are fixed. Compensation expense is recognized for increases in the estimated fair value of common stock for stock options with variable terms. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Advertising expense was $163,535 in 1999, $222,207 in 1998, and $130,242 in 1997. Marketing and
tradeshow expense was $483,720 in 1999, $273,465 in 1998, and $161,272 in 1997.

Recently Issued Accounting Standards

Effective January 1, 2000, Phoenix is required to adopt the provisions of SOP 97-2 that limit what is considered vendor-specific objective evidence (VSOE) of the fair value of the various elements in a multiple-element software arrangement to the price charged when the same element is sold separately. Because of the structure of Phoenix's contracts prior to October 1, 2000, Phoenix has determined that it does not have VSOE, as defined in SOP 97-2, for all undelivered elements in its software arrangements entered into between January 1, 2000 and October 1, 2000 (the date that Phoenix modified the structure of its contracts). As a result, all contracts that include maintenance entered into during that period will be required to be recognized over the period of post-contract customer support, generally five years.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the Statement of Financial Position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This statement is effective for our financial statements beginning in 2001. We are currently studying the future effects of adopting this statement. However, due to our limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to the effective dates. We are required to adopt the provisions of this bulletin 101 in our fourth fiscal quarter of 2000 and are currently in the process of assessing the impact of its adoption. While Staff Accounting Bulletin No. 101 does not supersede the software industry specific revenue recognition guidance, which Phoenix believes it is in compliance with, once complete guidance is disseminated, this bulletin may change current interpretations of software revenue recognition requirements. We do not expect the adoption of Staff Accounting Bulletin No. 101 to have a significant effect on our financial position or results of operations.

3. FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject Phoenix to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, and trade accounts receivable.

Our cash and cash equivalents at December 31, 1999, were held primarily by a single financial institution. Trade accounts receivable are unsecured and due under stated terms from a small number of customers which are primarily in the banking business and are generally subject to regulatory oversight. Trade receivables due from foreign customers comprised 76% of total trade receivables as of December 31, 1999, and 72% of total trade receivables as of December 31, 1998. Our long-term investments are held principally by a single financial institution and consist of United States Treasury bills and United States Treasury notes with maturities of less than three years (for which interest rate risk is not considered material).

Fair Value

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

     - Cash and Cash Equivalents: The carrying amount reported in the balance sheet approximates the fair value of cash and cash equivalents.

     - Investments: Available for sale investments are carried at market value as determined by quoted market prices.

4. COMMITMENTS

LEASES

We lease furniture and computer equipment under a capital lease, and office space and equipment under non-cancelable operating leases. Total rent expense for all operating leases was $2,315,327 in 1999, $1,382,926 in 1998, and $701,617 in 1997.

Future minimum lease payments under capital leases and aggregate non-cancelable operating leases with terms of one year or more consisted of the following at December 31, 1999:

                                                   Capital            Operating
                                                   Leases              Leases
                                                   ------              ------
Years ending December 31,
   2000                                          $  180,552         $  2,199,493
   2001                                             180,552            2,071,254
   2002                                              30,092            1,803,992
   2003                                                   -            1,736,997
   2004                                                   -            1,756,780
   Thereafter                                             -            4,491,595
                                                 ----------         ------------
Total minimum lease payments                        391,196           14,060,110
Amounts representing interest                       (36,103)                  --
                                                 ----------         ------------
Net minimum lease payments                       $  355,093         $ 14,060,110
                                                 ==========         ============

Professional services

Pursuant to its Marketing Agreement with International Turnkey Systems (ITS), Phoenix agreed to purchase 2,750 man-days of professional services at a cost of $600 per man-day. However, Phoenix is not obligated to purchase such services until ITS has been certified to deliver such services and Phoenix has sufficient requirements contracted from customers for such work.

5.       ACQUISITIONS

In May 1997, Phoenix completed the merger of Hampton Resources Limited, a New Zealand corporation and its subsidiaries, Priority Solutions Ltd. and Priority Solutions International, Ltd. (collectively "Priority Solutions") in exchange for 76,760 shares of Phoenix common stock into Phoenix's wholly-owned subsidiary, Phoenix International A.P. Limited, a New Zealand corporation ("Phoenix A.P. Limited"). Phoenix A.P. Limited is a provider of international banking software products and services.

The Phoenix A.P. Limited acquisition has been accounted for as a pooling of interests. Phoenix believes that the historical results of operations and other financial information of Priority Solutions are not material in relation to Phoenix's results of operations and other financial information. Phoenix has not, therefore, restated its historical financial statements but has included the results of Phoenix A.P. Limited's ongoing operations in its financial statements, effective April 1, 1997.

During October 1999, Phoenix increased its ownership interest in Phoenix International New York, Inc. (formerly Servers On-Line, Inc.) to 54% of the outstanding common shares, which was in addition to the convertible preferred stock position acquired in 1998 for $300,000. Phoenix International New York, Inc. operates our Northeast application service center. The purchase price and related costs of approximately $960,000 were satisfied by the issuance of a $389,000 promissory note, conversion of $311,000 of Phoenix International New York's liabilities to Phoenix into equity, and payment of $260,000 in cash.

Upon satisfaction of specific performance criteria, the minority shareholders of Phoenix International New York, Inc. have the option to sell their remaining interests to Phoenix in exchange for a total of $250,000 in cash and $350,000 in Phoenix common stock. The acquisition of Phoenix International New York, Inc. was accounted for as a purchase under Accounting Principles Board Opinion No.
16. In accordance with such opinion, we allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Acquired intangibles, which include renewable contracts and goodwill, total $876,000 and are being amortized over periods ranging from 3.5 to 15 years.

The operations of Phoenix International New York are included in our consolidated results from the date of acquisition in October of 1999. Pro forma financial statements for the Servers On-Line acquisition are not required under APB No. 16 as the effect of the acquisition is not material to our results of operations.

Also during 1999, Phoenix purchased from ERAS JV contracts to provide data processing services on an outsourced basis to certain financial institution for a total of $375,000. The value of these contracts is recorded as an intangible asset which is being amortized over the initial terms of these contracts.

6.       CAPITALIZATION

In May 1997, the shareholders approved an amendment to our articles of incorporation increasing the number of shares of common stock authorized for issuance to 50,000,000.

In August 1997, Phoenix completed a secondary public offering of its common stock. We issued 2,211,000 shares of common stock, including the underwriter's over-allotment option, at a price of $15.67 per share. The proceeds to Phoenix from the offering, net of underwriting discounts and offering expenses, were approximately $31.5 million.

In May 1998, Phoenix effected a three-for-two stock split in the form of a 50% stock dividend, distributed on May 18, 1998, to shareholders of record on May 11, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

The Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share. The terms of preferred stock have not been designated and no shares have been issued.

7.       STOCK OPTIONS

Phoenix has various stock option plans that authorize its Board of Directors to grant employees, officers, and directors qualified and unqualified options to purchase shares of its common stock. Stock options are generally granted with an exercise price at or above the fair market value of Phoenix common stock on the date of the grant. As of December 31, 1999, we had three stock incentive plans:

         - the Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective March of 1995;

         - the Phoenix International Ltd., Inc. 1995 Employee Stock Option Plan, effective October of 1995; and

         -    the Phoenix International Ltd., Inc. 1996 Director Stock Option
              Plan.

Up to 780,000 shares of Phoenix common stock may be issued pursuant to options granted under the March 1995 Employee Stock Option Plan; however, the Board does not intend to issue any additional shares under such plan. As of December 31, 1999, the October 1995 Employee Stock Option Plan authorized the grant of options to purchase up to 1,304,959 shares of Phoenix common stock and the 1996 Director Stock Option Plan authorized the grant of options to purchase up to 352,480 shares of Phoenix common stock. Stock options granted under these plans have varying vesting schedules, but options typically vest over a three to five year period from the date of grant and options expire within ten years from the date of grant.

Stock options granted under the 1996 Stock Option Director Plan are non-qualified, have a term of five years, and may be exercised only after the six month anniversary of the date of grant.

At December 31, 1999, we had 63,231 shares available for issuance under the March 1995 Employee Stock Option Plan, 162,126 shares under the October 1995 Employee Stock Option Plan, and 106,480 shares under the 1996 Director Stock Option Plan. At December 31, 1999, we had reserved 2,781,939 shares of common stock for issuance upon exercise of options and warrants to purchase common stock.

Phoenix's Board of Directors approved in February 2000 an amendment to increase the total number of shares available for issuance under the October 1995 Employee Stock Option Plan to 2,100,000 shares, and an amendment to increase the number of shares available for issuance under the 1996 Director Stock Option Plan to total 500,000 shares. Each of these amendments was approved by Phoenix's shareholders at its annual meeting held on May 5, 2000.

We have elected to follow APB Opinion No. 25 and related interpretations in accounting for our employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No.
123. Under APB Opinion No. 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, which also requires that the information be determined as if Phoenix had accounted for our employee stock options granted subsequent to December 31, 1994, under the fair value method of Statement of Financial Accounting Standards No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions and fair values:

                                No dividend yield, weighted average      Weighted average     Weighted average fair
                 Risk-free      volatility factors of the expected       expected life of        value of options
    Year      interest rates   market price of Phoenix common stock      options granted             granted
    ----      --------------   ------------------------------------      ---------------             -------
    1997           6.24%                       0.49                         3.97 years                $8.86
    1998           5.18%                       0.54                         2.80 years                $5.21
    1999           5.64%                       0.68                         2.02 years                $2.80

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. Our pro forma information follows:

                                                            1999                 1998                    1997
                                                            ----                 ----                    ----
       Pro forma net loss                               ($19,791,719)       ($6,300,104)            ($2,213,581)
       Pro forma net loss per share
             - basic and diluted                              ($2.32)            ($0.75)                 ($0.33)

A summary of our option activity and related information follows:

                                                                                                  Weighted
                                                                                                   Average
                                                                                                  Exercise
                                                                               Options               Price
                                                                               -------               -----
                  Outstanding at December 31, 1996                             987,030             $  4.71
                      Granted                                                  408,450             $ 13.97
                      Exercised                                                (68,622)            $  3.47
                      Cancelled                                                (11,343)            $  4.10
                                                                             ---------
                  Outstanding at December 31, 1997                           1,315,515             $  7.66
                      Granted                                                  639,457             $ 14.04
                      Exercised                                               (345,506)            $  4.15
                      Cancelled                                               (128,294)            $  9.65
                                                                             ---------
                  Outstanding at December 31, 1998                           1,481,172             $ 11.06
                      Granted                                                  492,200             $  7.72
                      Exercised                                                (22,352)            $  2.94
                      Cancelled                                               (204,354)            $ 11.94
                                                                             ---------
                  Outstanding at December 31, 1999                           1,746,666             $ 10.11
                                                                             =========

Exercise prices for options outstanding as of December 31, 1999, range from $2.86 to $19.33 per share. There were 790,094 options exercisable at a weighted average exercise price of $10.02 at December 31, 1998, and 774,383 options exercisable at a weighted average exercise price of $6.72 at December 31, 1997. The following table sets forth by group of exercise price ranges, the number of shares, weighted average exercise price, and weighted average remaining contractual life of options outstanding, and the number and weighted average exercise price of options currently exercisable as of December 31, 1999.

                                               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   -------------------------------------------        -------------------------
                                                   WEIGHTED
                                                   AVERAGE            WEIGHTED                         WEIGHTED
                                                   REMAINING          AVERAGE                          AVERAGE
                  RANGE OF        NUMBER OF        CONTRACTUAL        EXERCISE        NUMBER OF        EXERCISE
           EXERCISE PRICES         SHARES          LIFE (YEARS)       PRICE           SHARES           PRICE
           ---------------         ------          ------------       -----           ------           -----
          $ 2.86 - $ 6.67         600,028             7.23             $ 4.95           342,453        $ 4.03
          $ 8.00 - $13.75         622,388             7.07             $10.65           433,326        $10.35
          $14.08 - $19.34         524,250             5.85             $15.39           404,700        $15.30
          ---------------         -------             ----             ------           -------        ------
          $ 2.86 - $19.34       1,746,666             6.76             $10.11         1,180,479        $10.21

We have warrants outstanding at December 31, 1999, to purchase up to 28,500 shares of common stock at an exercise price of $9.60 per share which were issued in July 1997 to the underwriters of our initial public offering pursuant to the underwriting agreement. The warrants are exercisable through July 2001.

8.   INCOME TAXES

Significant components of the provision for income taxes are as follows for the years ended December 31, 1999, December 31, 1998, and December 31, 1997:

                                           1999                1998                1997
                                         --------            --------            --------
Current foreign tax expense              $ 32,264            $348,265            $394,970
Deferred domestic tax expense                --                  --                  --
                                         --------            --------            --------
Total tax expense                        $ 32,264            $348,265            $394,970
                                         ========            ========            ========

Income (loss) before income taxes in the U.S. and foreign tax jurisdictions are as follows:

                                          1999                    1998                      1997
                                      ------------             ------------             ------------
U.S                                   $(17,271,000)            $ (5,162,000)            $   (772,000)
Foreign                                    308,000                1,100,000                  401,000
                                      ------------             ------------             ------------
Loss before income taxes              $(16,963,000)            $ (4,062,000)            $   (371,000)
                                      ============             ============             ============

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred income tax assets and liabilities at December 31, 1999, December 31 1998, and December 31, 1997 are as follows:

                                                                  1999                     1998                     1997
                                                              ------------             ------------             ------------
Deferred income tax liabilities:
     Tax over book depreciation                               $   (104,000)            $    (94,000)            $    (60,000)
     Capitalized software, net                                  (3,829,000)              (2,245,000)              (1,308,000)
         Total tax liabilities                                  (3,933,000)              (2,339,000)              (1,368,000)
Deferred tax assets:
     Alternative minimum tax credit                           $     51,000                   51,000             $     20,000
     Research and development credit carryforwards               1,482,000                  903,000                  504,000
     Allowance for doubtful accounts                               412,000                  262,000                   60,000
     Net operating loss carryforwards                           12,074,000                6,311,000                2,626,000
     Deferred revenue                                            3,874,000                1,816,000                1,871,000
     Other                                                         101,000                   78,000                   60,000
                                                              ------------                ---------             ------------
         Total tax assets                                       17,994,000                9,421,000                5,141,000
Subtotal                                                        14,061,000                7,082,000                3,773,000
Valuation allowance for deferred tax assets                    (14,061,000)              (7,082,000)              (3,773,000)
                                                              ------------             ------------             ------------
Net deferred tax assets                                       $       --               $       --               $       --
                                                              ============             ============             ============

The reconciliation of income tax computed at U.S. Federal statutory tax rates to income tax expense is:

                                             1999                   1998                    1997
                                         -----------             -----------             -----------
Tax at U.S. statutory rates              $(5,767,304)            $(1,381,080)            $  (126,059)
State taxes                                 (678,506)               (199,038)                (14,830)
Foreign tax rate differential                 (6,388)                (79,612)                234,205
Tax credits                                 (578,515)               (429,695)               (325,725)
Foreign tax credit                              --                      --                   737,664
Stock option tax deduction                    (2,586)               (959,847)               (346,553)
Other                                         85,986                  88,450                 185,212
Change in valuation allowance              6,979,577               3,309,087                  51,056
                                         -----------             -----------             -----------
     Total tax expense                   $    32,264             $   348,265             $   394,970
                                         ===========             ===========             ===========

As a result of operating losses incurred in 1999 and earlier, and because of uncertainties related to the Company's ability to generate sufficient future taxable income to realize the benefit of net deferred tax assets related principally to net operating losses, the Company has recorded a valuation allowance against the net deferred tax assets based on management's belief that it is "more likely than not" that the net deferred tax assets for which the valuation allowance has been recorded will not be realized. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

We had net operating loss carryforwards of approximately $31,774,000 available at December 31, 1999, that expire approximately $188,000 in 2008, $823,000 in 2009, $1,317,000 in 2010, $3,881,000 in 2011, $9,472,000 in 2018, and
$16,093,000 in 2019. In addition, we have available research and development tax credit carryforwards of approximately $1.5 million that also expire in years 2008 through 2019. These net operating losses and tax credit carryforwards are subject to change if the Company determines that it is necessary to amend its prior tax returns to reflect certain changes resulting from the restatement. Whether we can utilize these carryforwards to reduce future income taxes depends on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Further, ownership changes have occurred that limit the net operating loss and tax credit carryforwards of the Company, and a may impact the Company's ability to utilize its net operating loss and tax credit carryforwards in the future.

9.       EMPLOYEE BENEFITS

We maintain a 401(k) plan that covers substantially all employees. Phoenix may, at its discretion, contribute by matching employee contributions. Defined contributions are limited to the maximum amount deductible under the Internal Revenue Code. In 1999, we made contributions totaling $122,000, and did not make contributions to the 401(k) plan in 1997 or 1998.

We have a profit sharing plan with discretionary contributions covering substantially all employees. We did not make contributions to the profit sharing plan in 1997, 1998, or 1999.

We established an employee stock purchase plan, effective July 1, 1998, in which substantially all employees may participate. Eligible employees may purchase Phoenix common stock at a discount to market value at established dates. We have reserved 150,000 shares of its common stock for issuance under this plan. The plan is designed as a non-compensatory plan under Section 423 of the Internal Revenue Code. Payroll deductions used to purchase Phoenix common stock totaled $79,000 in 1999, compared with $75,000 in 1998.

10.      EMPLOYMENT AGREEMENTS

Phoenix has entered into employment agreements with our senior executives. Certain agreements commit Phoenix to various obligations if the employee is terminated without cause or if there is a change in the control of Phoenix. The major obligations are for salaries and bonus, healthcare premiums, and the vesting of previously granted stock options.

11.      SEGMENTS, MAJOR CUSTOMERS AND EXPORT SALES

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of certain financial information for reportable operating segments based on our organizational structure. We have no identifiable segments that meet Statement of Financial Accounting Standards No. 131 criteria.

Major customers as defined by Phoenix are those that individually account for 10% or more of total revenues. There were no major customers in 1999 or 1998. Sales to one major customer in 1997 comprised 15% of revenues.

Domestic and export sales, as a percentage of total revenues, were as follows:

                               Latin         Europe,
               United        America &       Africa &       Pacific
               States        Caribbean     Middle East        Rim
               ------        ---------     -----------        ---
   1999          49%            19%            22%            10%
   1998          57%            17%            24%             2%
   1997          53%            22%            15%            10%

12.      CONTINGENCIES (ALSO SEE NOTE 14  - SUBSEQUENT EVENTS)

Litigation

Phoenix is subject to various claims and legal proceedings covering a variety of matters arising in the ordinary course of its business activities.

On November 23, 1999, a lawsuit was filed in the District Court for the Middle District of Florida as a purported class action initiated by George Taylor, a former Phoenix employee. Initially, Phoenix and our chief executive officer were named as defendants. The lawsuit alleges, among other things, that Phoenix and our chief executive officer improperly recognized revenues, overstated revenues and failed to disclose that our revenues were allegedly in decline, all of which allegedly caused our stock price to be higher than it otherwise would have been during the class period. The lawsuit alleges that these purported actions violate Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 5, 2000, the plaintiffs filed an Amended Complaint which, among other things, (1) adds four additional investors as named plaintiffs and proposed class representatives; (2) expands the purported class period to the period from May 5, 1997 to April 15, 1999; and (3) adds Phoenix's president as an additional named defendant. Phoenix and the other two defendants filed Motions to Dismiss, which were denied by the Court without opinion in August 2000. The parties are beginning to conduct discovery. Phoenix's insurance carriers have denied coverage for the claims in this lawsuit. Phoenix is vigorously defending this case.

Customer Disputes

IBM/Sekerbank. In 1998, Phoenix contracted to provide software and software development and implementation services as a subcontractor to IBM Turk Limited Sirketi for the benefit of its customer, Sekerbank T.A.S. In May of 1999, IBM informed Phoenix that its contract with Sekerbank had been cancelled. IBM then purported to cancel its contract with Phoenix. According to IBM, Sekerbank cancelled their contract with IBM because of the failure of Phoenix to perform, called in an IBM performance bond from a bank, and received most of its money back from IBM. IBM has paid Phoenix over $1 million under the subcontract, has requested a return of all funds, and has indicated they may have claims against Phoenix for up to

$5.2 million in damages. Phoenix disagrees with IBM's position, believes that IBM, and not Phoenix, is responsible for the cancellation of the contract by Sekerbank, and believes that it has claims against IBM under its subcontract for the remaining value of the contract, which amounts to at least $3.9 million. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

13.      RELATED PARTY TRANSACTIONS

In 1997 and 1998, Phoenix purchased a total of 11% of the equity of Dyad Corporation in several transactions for a total purchase price of $1.5 million. In 1999, Dyad Corporation merged with and became a wholly-owned subsidiary of Netzee, Inc. Pursuant to such merger, Phoenix received 70,976 shares of Netzee stock representing less than 1% of the shares outstanding, in exchange for its 11% interest in Dyad. A partner with Nelson Mullins Riley & Scarborough, L.L.P., Phoenix's primary outside legal counsel, served on Phoenix's Board of Directors from 1996 until 1999, was a director of Dyad Corporation, and as of December 31, 1999, was a director and the chief executive officer of Netzee.

In December 1998, Phoenix entered into a service agreement and a marketing agent agreement with Towne Services, Inc. ("TSI"). This marketing agent agreement allows Phoenix exclusive marketing and distribution rights in various regions of the world for Collections Works, one of TSI's software products. The agreement provides for payment by Phoenix of $485,000 for this right. Phoenix's chief executive officer is a director of TSI and another one of our shareholders and directors is also a shareholder and director of TSI. On June 28, 2000, Phoenix modified its marketing arrangement for software from TSI. In exchange for $365,000, Phoenix agreed to convert its exclusive marketing rights for TSI's Collection Works product into non-exclusive rights. Further, TSI paid Phoenix a total of $175,000 in consideration of the sale of exclusive marketing rights to Collection works to an entity in Malaysia. Phoenix retained non-exclusive rights to market the TSI product on revised terms. In December of 1998 TSI also purchased an internet and intranet site and associated services from Phoenix for a total of $275,000.

In September 1997, Phoenix entered into a software license and cooperative marketing agreement with Servers On-Line. In October of 1999, we acquired a 54% controlling interest in Servers On-Line, Inc., and changed the name of the company to Phoenix International New York, Inc. Prior to such acquisition, Phoenix recognized $169,000 in revenues during 1999 from this company, and $181,500 in 1998. Certain officers of the acquired company are now officers of Phoenix.

To encourage certain bank shareholders' initial investment in Phoenix, we offered a discount, equal to the shareholders' initial investment in Phoenix, to be applied toward license fees if and when each shareholder licensed the Phoenix System for use in the normal course of its operations. Discounts offered since inception total $896,250. Discounts of $41,250 were used in 1998 and no discounts were used in 1997 or 1999. Net of discounts used, license fee revenue from these shareholders totaled $95,316 in 1999, $68,778 in 1998, and $340,660 in

1997. Implementation, support, and other service revenues from these shareholders totaled $358,074 in 1999, $485,647 in 1998, and $588,198 in 1997.

14.      SUBSEQUENT EVENTS

Phoenix's Board of Directors approved in February 2000 an amendment to increase the total number of shares available for issuance under the October 1995 Employee Stock Option Plan to 2,100,000 shares, and an amendment to increase the number of shares available for issuance under the 1996 Director Stock Option Plan to total 500,000 shares. Each of these amendments was approved by Phoenix's shareholders at the annual shareholders meeting on May 5, 2000.

In February 2000, London Bridge purchased 861,623 shares of Phoenix common stock for $5,000,000. This acquisition made London Bridge a 9.16% equity owner in Phoenix as of the transaction date. In connection with such purchase, Phoenix entered into an agreement with London Bridge to market one of its products called "Vectus."

On August 22, 2000, we entered into an exclusivity agreement with London Bridge Software Holdings plc, which among other things, provided for a 30-day period of exclusivity during which the parties agreed to work towards definitive agreements regarding an acquisition of Phoenix by London Bridge. On September 22, 2000, Phoenix and London Bridge extended the period of exclusivity through October 8, 2000, and agreed to negotiate in good faith with respect to the execution by that date of a definitive agreement providing for the acquisition of Phoenix by London Bridge and the extension by London Bridge of a working capital line of credit of up to $10 million for interim financing. On October 7, 2000, the parties agreed to extend the exclusivity period through October 31, 2000 on the same terms. Drafts of acquisition documents have been circulated for comment, and we are continuing our discussions and negotiations with London Bridge concerning the potential acquisition and interim financing. Consummation of any transaction, however, is contingent on several conditions, including resolution of the pending purported class action lawsuit and successful completion of due diligence.

On August 23, 2000, the Nasdaq Stock Market halted trading in our common stock at the last reported price of $3.00 per share. Trading in our common stock will remain halted until we have satisfied Nasdaq's request for additional information primarily regarding accounting issues identified in our press release dated August 22, 2000. Nasdaq also indicated that it would delist our common stock from trading on the Nasdaq National Market at the opening of business on September 1, 2000, because of our failure to timely file our June 30, 2000 Form 10-Q, unless we appealed Nasdaq's decision. We timely requested an appeal, and appeared at a hearing before the Nasdaq Listing Qualifications Panel on September 22, 2000. The Listing Qualifications Panel stated that if Phoenix failed to file its restated financial results and required periodic reports on or before October 20, 2000, then our common stock would be delisted at that time. We are fully cooperating with Nasdaq and do not expect that the restatement of our financial statements will impact our ability to maintain compliance with Nasdaq's quantitative listing requirements.

Any delisting by Nasdaq would likely have an adverse and material effect on the price of our common stock and on the ability of our shareholders to sell their shares. Such delisting could also adversely affect our ability to obtain additional debt or equity financing and may result in a reduction in the amount and quality of security analysts' and news media's coverage of our business operations. There can be no assurance that our actions will be successful to maintain listing on the Nasdaq National Market.

On May 11, 2000, we initiated cost saving measures by eliminating open positions, terminating approximately 15% of our existing workforce, and reorganizing employees along US and International business lines. The cost of salaries and employee benefits for the terminated employees was approximately $3.5 million on an annualized basis. Severance-related expenses in connection with these terminations was approximately $200,000.

In the third quarter of 2000, Phoenix moved most of its Orlando operations into one building, and is currently seeking a sublessee for a portion of its second, smaller facility there. In addition, Phoenix intends to relocate its UK operations to a serviced office, and is currently in negotiations to sublease its UK facilities to a third party.

In the second quarter of 2000, we determined that the completion of project Aurora was at significant risk. We, therefore wrote off approximately $406,000 in capitalized software development costs in the second quarter of 2000 related to this project.

In the third quarter of 2000, we determined that the decrease of the value of our investment in Netzee was other than temporary and we will therefore record a loss in that quarter.

In June of 2000, Phoenix received notice from its customer in Turkey, Toprakbank A.S., that it intended to cancel its implementation of the Phoenix System. The parties have exchanged letters making cross claims against each other. Toprakbank has paid Phoenix $550,000 under the contract and has requested a refund of this money. Phoenix receivables from Toprakbank exceed $1.3 million, and Phoenix has requested payment of this amount, plus future support fees under the contract. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

In June of 2000, Phoenix received notice from its customer in Turkey, Demirbank T.A.S., that it intended to cancel its implementation of the Phoenix System. No demand has been received from Demirbank. Demirbank has paid Phoenix over $4.6 million to date. Phoenix receivables from Demirbank exceed $900,000. Phoenix is in discussions with Demirbank for amicable termination of the relationship and settlement of outstanding issues.

On June 28, 2000, Phoenix modified its marketing arrangement for software from TSI. In exchange for $365,000, Phoenix agreed to convert its exclusive marketing rights for TSI's Collection Works product into non-exclusive rights. Further, TSI paid Phoenix a total of $175,000 in consideration of the sale of exclusive marketing rights to Collection works to an entity in Malaysia. Phoenix retained non-exclusive rights to market the TSI product on revised terms. In December of 1998 TSI also purchased an Internet and intranet site and associated services from Phoenix for a total of $275,000.

In October, Phoenix learned that a mini-tender offer for 400,000 shares of Phoenix stock at a cash price of $.50 per share, less distributions after September 7, 2000, was commenced by Sutter Opportunity Fund 2, LLC ("Sutter"). Phoenix recommended to its shareholders that they reject this mini-tender offer.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                             Three months ended (1)
                                               -------------------------------------------------------------------------------
                                               March 31, 1999       June 30, 1999      September 30, 1999    December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
1999 - RESTATED
Revenues                                        $  5,424,176         $  4,263,270         $  3,752,828         $  4,746,332
Operating loss                                  $ (2,510,360)        $ (4,792,553)        $ (5,202,006)        $ (5,446,659)
Net loss                                        $ (2,267,014)        $ (4,600,647)        $ (4,990,959)        $ (5,136,302)
Net loss per share - basic & diluted (2)        $      (0.27)        $      (0.54)        $      (0.59)        $      (0.60)
Weighted average shares
     outstanding - basic & diluted                 8,504,949            8,514,802            8,526,768            8,526,772

Capitalized software costs, net                 $  6,738,391         $  8,473,554         $  9,230,454         $ 10,077,480
Total assets                                    $ 44,145,160         $ 45,030,951         $ 41,883,557         $ 36,536,138
Deferred revenue                                $  8,514,115         $ 11,989,526         $ 14,149,798         $ 14,003,270
Shareholders' equity                            $ 31,945,448         $ 27,197,358         $ 22,179,856         $ 16,524,343

1999 - AS REPORTED
Revenues                                        $  5,534,755         $  5,736,256         $  2,938,436         $  5,441,755
Operating loss                                  $ (2,290,856)        $ (2,553,530)        $ (5,914,011)        $ (4,750,222)
Net loss                                        $ (1,308,092)        $ (1,473,056)        $ (3,702,690)        $ (9,191,333)
Net loss per share - basic & diluted (2)        $      (0.15)        $      (0.17)        $      (0.43)        $      (1.08)
Weighted average shares
     outstanding - basic & diluted                 8,504,949            8,514,802            8,526,768            8,526,772

Capitalized software costs, net                 $  8,893,023         $ 11,328,576         $ 12,884,808         $ 14,540,780
Total assets                                    $ 58,305,593         $ 59,139,663         $ 56,695,535         $ 44,523,804
Deferred revenue                                $  2,775,422         $  3,408,621         $  4,978,905         $  4,576,804
Shareholders' equity                            $ 49,459,438         $ 47,912,421         $ 44,192,477         $ 34,481,933


                                                                             Three months ended (1)
                                               ------------------------------------------------------------------------------
                                               March 31, 1998        June 30, 1998     September 30, 1998   December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
1998 - RESTATED
Revenues                                        $  4,515,114         $  4,709,601         $  5,476,932         $  4,640,258
Operating loss                                  $   (546,977)        $   (627,550)        $ (1,453,440)        $ (3,157,736)
Net loss                                        $   (184,438)        $   (233,552)        $ (1,149,422)        $ (2,842,942)
Net loss per share - Basic (2)                  $      (0.02)        $      (0.03)        $      (0.14)        $      (0.33)
Weighted average shares
     outstanding - basic & diluted                 8,231,703            8,366,344            8,422,974            8,494,114

Capitalized software costs, net                 $  4,163,103         $  4,714,097         $  5,204,825         $  5,770,556
Total assets                                    $ 45,536,552         $ 44,825,733         $ 47,788,645         $ 45,813,003
Deferred revenue                                $  4,464,648         $  4,726,559         $  6,814,101         $  7,898,700
Shareholders' equity                            $ 37,545,562         $ 37,421,930         $ 37,387,549         $ 34,322,542

1998 - AS REPORTED
Revenues                                        $  4,598,444         $  5,666,703         $  8,002,479         $  7,670,583
Operating (loss)                                $   (381,856)        $    361,326         $  1,251,261         $    785,673
Net loss                                        $     35,124         $    497,664         $  1,116,285         $    781,938
Net income per share - Basic (2)                $       0.00         $       0.06         $       0.13         $       0.09
Net income per share - Diluted (3)              $       0.00         $       0.06         $       0.13         $       0.09
Weighted average shares
     outstanding - basic                           8,231,703            8,366,344            8,422,974            8,494,114
Weighted average shares
     outstanding - diluted                         8,725,628            8,928,034            8,874,710            8,934,755

Capitalized software costs, net                 $  4,446,610         $  5,306,812         $  6,271,374         $  7,155,436
Total assets                                    $ 53,022,437         $ 53,402,203         $ 57,241,428         $ 59,502,573
Deferred revenue                                $  1,632,636         $  2,253,915         $  2,499,216         $  2,649,364
Shareholders' equity                            $ 46,574,968         $ 47,174,110         $ 49,215,840         $ 50,811,992

                                                                           Three months ended (1)
                                               -------------------------------------------------------------------------------
                                               March 31, 1997       June 30, 1997    September 30, 1997      December 31, 1997
------------------------------------------------------------------------------------------------------------------------------
1997 - RESTATED
Revenues                                        $  3,134,737        $  3,498,845         $  2,417,304         $  4,388,467
Operating income (loss)                         $    540,366        $    (88,010)        $ (1,406,111)        $   (297,962)
Net income                                      $    465,672        $   (181,289)        $ (1,198,637)        $    148,523
Net income (loss) per share - Basic (2)         $       0.08        $      (0.03)        $      (0.17)        $       0.02
Net income (loss) per share - Diluted (3)       $       0.07        $      (0.03)        $      (0.16)        $       0.02
Weighted average shares
     outstanding - basic                           5,773,046           5,917,110            6,950,588            8,152,524
Weighted average shares
     outstanding - diluted                         6,429,960           6,568,083            7,647,260            8,672,229

Capitalized software costs, net                 $  2,534,212        $  2,814,925         $  3,069,306         $  3,362,382
Total assets                                    $ 11,961,457        $ 11,571,671         $ 42,976,378         $ 45,777,521
Deferred revenue                                $  3,227,609        $  2,790,846         $  3,613,306         $  5,577,294
Shareholders' equity                            $  6,640,618        $  6,425,029         $ 36,849,415         $ 37,019,045

1997 - AS REPORTED
Revenues                                        $  3,713,724        $  4,706,108         $  3,354,710         $  6,068,492
Operating income (loss)                         $  1,111,610        $    856,953         $   (312,324)        $  1,423,313
Net income                                      $  1,013,296        $    763,674         $      9,971         $  1,253,575
Net income per share - Basic (2)                $       0.18        $       0.13         $       0.00         $       0.15
Net income per share - Diluted (3)              $       0.16        $       0.12         $       0.00         $       0.14
Weighted average shares
     outstanding - basic                           5,773,046           5,917,110            6,950,588            8,152,524
Weighted average shares
     outstanding - diluted                         6,429,960           6,568,083            7,647,260            8,672,229

Capitalized software costs, net                 $  2,534,212        $  2,814,925         $  3,124,397         $  3,522,484
Total assets                                    $ 13,764,384        $ 15,029,073         $ 46,548,965         $ 52,157,495
Deferred revenue                                $    899,453        $  1,172,202         $  1,031,360         $  1,851,960
Shareholders' equity                            $ 10,748,081        $ 11,477,455         $ 43,110,449         $ 45,835,131

(1)  Quarterly financial data has been restated. See Note 1.
(2) Due to rounding of quarterly calculations being different from rounding of year to date information, the sum of basic net income per share for the four quarters does not equal basic net loss per share for the year.
(3) Due to the calculation of weighted average shares outstanding for the year as the average of quarterly weighted average shares outstanding, the sum of diluted net income per share for the four quarters does not equal diluted net income per share for the year.

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Phoenix International Ltd., Inc.

We have audited the accompanying consolidated balance sheets, as restated, of Phoenix International Ltd., Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows, all as restated, for each of the three years in the period ending December 31, 1999. Our audits also included the financial statement schedule, as restated, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Phoenix's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, as restated, referred to above present fairly, in all material respects, the consolidated financial position of Phoenix International Ltd., Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ending December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, as restated, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Phoenix International Ltd., Inc. will continue as a going concern. As more fully described in Note 2, the Company's operating losses and negative cash flows have continued into 2000 and have adversely impacted the Company's liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements for the years ended December 31, 1999, 1998, and 1997 have been restated as discussed in Note 1.

                                                           /S/ Ernst & Young LLP

Atlanta, Georgia
February 7, 2000, except for
Note 1, the second through the
fifth paragraphs of Note 2, and Note 14, as to which the date is October 21, 2000

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table lists our directors and executive officers and directors and their ages as of March 29, 2000:

           NAME                 AGE      CLASS (1)                     POSITION
           ----                 ---      ---------                     --------
Bahram Yusefzadeh (2)(3)        53          III      Chairman of the Board and Chief Executive
                                                     Office
Raju M. Shivdasani              49          III      President, Chief Operating Officer and Director
Theodore C. Burns               43          --       Senior Vice President and Chief Financial
                                                     Officer
Richard T. Powers               52          --       Executive Vice President, U.S. Business
Daniel P. Baker                 37          --       Senior Vice President, Research and Development
Harold C. Boughton              48          --       Senior Vice President, Corporate Marketing
C. Russell Pickering            31          --       Senior Vice President, Corporate Counsel
Ronald G. Welsh                 52          --       Senior Vice President, Worldwide Services
Ruann F. Ernst (2)(3)           53           I       Director
Ronald E. Fenton (2)(3)(4)      71          III      Director
William C. Hess (4)             63           I       Director
J. Michael Murphy (3)(4)        59          II       Director
O. Jay Tomson (4)               63           I       Director

------------------

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

         Richard T. Powers. Mr. Powers was promoted to executive vice president U.S. Business in March 2000, and is the executive responsible for U.S. operations, including Phoenix's in-house and Application Service Center businesses. He joined Phoenix in October 1999 as senior vice president of e-Commerce Services and was responsible for Phoenix's U.S. e-commerce initiatives. He brings more than 26 years experience in all facets of the financial services industry, both as a banker and as founder, president, and chief operating officer of Servers On-Line, Inc., a New York information processing business for financial institutions which began in 1998, now majority-owned and managed by Phoenix. Prior to that, he served as president and chief operating officer of Waterhouse National Bank, a virtual financial institution and affiliate of Waterhouse Securities of New York from 1993 to 1997. During his tenure, Mr. Powers was instrumental in growing the organization from $30 million to more than $1.3 billion in assets in just two years. Mr. Powers also served as executive vice president and chief operations officer of North Fork Bank located in Long Island, New York, where the bank grew from $484 million in assets to $6 billion in assets under his leadership.

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

         William C. Hess. Mr. Hess has been a director of Phoenix since 1993 and currently serves as a member of the Audit Committee. Since 1984, he has been the president of Iowa Savings Bank, and since 1988, he has been chairman of the board of Sac City State Bank. Mr. Hess serves as an officer and director of several bank holding companies and he is also a director of Audubon State Bank, Iowa Savings Bank, Perry State Bank and Raccoon Valley State Bank. Mr. Hess is a past director of Shazam, a past director of the Iowa Bankers Mortgage Association and Iowa Bankers Association and a past member of the Board of Directors of the Iowa Department of Banking.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The restated consolidated financial statements of Phoenix as of December 31, 1999 and 1998 and for each of the years in the three-year period ending December 31, 1999, together with the report of Ernst & Young LLP, dated February 7, 2000 (except for Note 1, the second through the fifth paragraphs of Note 2, and Note 14, as to which the date is October 21, 2000), are included in Item 8 of Part II of this Form 10-K/A and incorporated by reference herein.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         The following information has been restated.

                                              BALANCE OF THE                                     BALANCE AT
                                               BEGINNING OF                                      THE END OF
           DESCRIPTION                             YEAR          PROVISION      WRITE-OFFS          YEAR
           -----------                             ----          ---------      ----------       ----------
Allowance For Doubtful Accounts
         1999                                   $(673,425)      $(849,978)       $ 438,311       $(1,085,092)
         1998                                    (155,000)       (547,225)          28,800          (673,425)
         1997                                     (15,000)       (140,000)               -          (155,000)

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


                                             Phoenix International Ltd., Inc.

                                             By:  /s/ Bahram Yusefzadeh
  October 24, 2000                               Bahram Yusefzadeh
Date                                             Chairman and Chief Executive
                                                 Officer


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

Signatures                                      Title                                 Date
----------                                      -----                                 ----
/s/ Bahram Yusefzadeh.......................... Chairman of the Board and Chief       October 24, 2000
    Bahram Yusefzadeh                           Executive Officer (principal
                                                executive officer)

/s/ Theodore C. Burns.......................... Chief Financial Officer (principal    October 24, 2000
    Theodore C. Burns                           financial and accounting officer)

/s/ Raju M. Shivdasani......................... President, Chief Operating Officer    October 24, 2000
    Raju M. Shivdasani                          and Director

Signatures                                      Title                                 Date
----------                                      -----                                 ----
/s/ Ruann F.
Ernst...........................................Director                              October 24, 2000
    Ruann F. Ernst

/s/ Ronald E.
Fenton..........................................Director                              October 24, 2000
    Ronald E. Fenton

/s/ William C.
Hess............................................Director                              October 24, 2000
    William C. Hess

/s/ J. Michael
Murphy..........................................Director                              October 24, 2000
    J. Michael Murphy

/s/ O. Jay Tomson...............................Director                              October 24, 2000
    O. Jay Tomson

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------
3.1               Restated Articles of Incorporation filed with the Secretary of
                  State of Florida on January 24, 2000 (incorporated by
                  reference to Exhibit 3.1 to Phoenix's Annual Report on Form
                  10-K for the year ended December 31, 1999 filed March 30, 2000
                  (File No. 0-20937) (the "1999 Form 10-K")).

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

10.4              Amendment, dated May 24, 1996, to the October Plan
                  (incorporated by reference to Exhibit 10.44 of the 1996
                  Registration Statement).*

10.5              Second Amendment, dated as of January 24, 1997, to the October
                  Plan (incorporated by reference to Exhibit 4.1 of Phoenix's
                  Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 1996 and as amended by Phoenix's Registration Statement on Form S-8, as filed July 3, 1997 (the "Form S-8")).*

10.6              Third Amendment, dated as of January 30, 1998, to the October
                  Plan (incorporated by reference to Exhibit A of Phoenix's definitive proxy statement on Schedule 14A for its 1998 annual meeting of shareholders, File No. 0-20937 (the "1998 Proxy")).

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

10.12 Form of Phoenix's Director Indemnity Agreement (incorporated by reference to Exhibit 10.47 of the 1996 Registration Statement).

10.13 Employment Agreement by and between Phoenix and Bahram Yusefzadeh, dated December 28, 1995 (incorporated by reference to Exhibit 10.14 of the 1996 Registration Statement).*

10.14 First Amendment to Employment Agreement by and between Phoenix and Bahram Yusefzadeh, dated May 22, 1996 (incorporated by reference to Exhibit 10.15 of the 1996 Registration Statement).*

10.15 Amended and Restated Employment Agreement by and between Phoenix and Raju M. Shivdasani, dated as of March 20, 1998 (incorporated by reference to Exhibit 10.3 of Phoenix's Form 10-Q, dated May 6, 1998, File No. 0-20937 (the "First Quarter 1998 10-Q")).*

10.16             Employment Agreement by and between Phoenix and Harold C.
                  Boughton, dated June 3, 1996 (incorporated by reference to
                  Exhibit 10.1 of the Second Quarter 1996 10-Q).*

10.17 Employment Agreement dated as of March 6, 1998 by and between Phoenix and Daniel P. Baker (incorporated by reference to
                  Exhibit 10.4 of the First Quarter 1998 10-Q).*

10.18 Form of Employment Agreement by and between Phoenix and its senior vice presidents (incorporated by reference to Exhibit
                  10.20 to Phoenix's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20937) (the "1998 Form 10-K")).

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

10.28             The Principal Financial Group Prototype for Savings Plans
                  (401k), as amended, and the Group Annuity Contract for Phoenix (incorporated by reference to Exhibit 10.41 of the 1996 Registration Statement).*

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

10.31 Addendum to Lease Agreement, dated March 17, 1997, between Phoenix and 500 International Parkway Development Company (incorporated by reference to Exhibit 10.1 of Phoenix's Form 10-Q, dated May 8, 1997, File No. 0-20937 (the "First Quarter 1997 10-Q")).

10.32 Cooperative Marketing Agreement, dated March 26, 1997, between Phoenix and International Turnkey Systems (incorporated by reference to Exhibit 10.2 of the First Quarter 1997 10-Q).+

10.33 Cooperative Marketing Agreement, dated June 28, 1997, between Phoenix and Siemens Nixdorf Informations systeme AG (incorporated by reference to Exhibit 10.49 of Phoenix's Registration Statement on Form S-1 (No. 333-31415), as declared Effective by the Securities and Exchange Commission on August 13, 1997 (the "1997 Registration Statement")).

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

10.38 Disaster Recovery Services Marketing Agreement dated as of December 15, 1998 between Phoenix and SunGard Recovery Services Inc. (incorporated by reference to Exhibit 10.51 of the 1998 Form 10-K).+

10.39 Reorganization and Stock Purchase Agreement dated as of October 5, 1999 between Phoenix and Servers On-Line, Inc. and certain of the shareholders of Servers On-Line, Inc. (incorporated by reference to Exhibit 10.39 to the 1999 Form 10-K).

10.40 Contract Purchase Agreement dated as of October 21, 1999 between Phoenix, ERAS JV, ERAS, Inc. and TIB Software & Services, Inc. (incorporated by reference to Exhibit 10.40 to the 1999 Form 10-K).

10.41 Master Services Agreement Number 1014 dated as of December 14, 1999 between Phoenix and GE Capital Information Technology Solutions - North America, Inc. (incorporated by reference to
                  Exhibit 10.41 to the 1999 Form 10-K).

10.42 Master Software Distribution Agreement dated as of July 6, 1999 between Phoenix and Financialware, Inc. (incorporated by reference to Exhibit 10.42 to the 1999 Form 10-K).

10.43 Two Party Escrow Agreement dated as of June 1, 1999 between Phoenix and Fort Knox Escrow Services, Inc. (incorporated by reference to Exhibit 10.43 to the 1999 Form 10-K).

10.44 Commercial Application Partner (CAP) Agreement dated as of November 1, 1996 between Phoenix and Sybase, Inc. (incorporated by reference to Exhibit 10.44 to the 1999 Form 10-K).

21.1              Subsidiaries of Phoenix (incorporated by reference to Exhibit
                  21.1 to the 1999 Form 10-K).

23.1              Consent of Ernst & Young LLP, Independent Auditors.

24.1 Power of Attorney (contained on the signature page of this filing).

27.1 Restated Financial Data Schedule for the period ended December 31, 1999 (for Securities and Exchange Commission purposes only).

27.2 Restated Financial Data Schedule for the period ended December 31, 1998 (for Securities and Exchange Commission purposes only).

27.3 Restated Financial Data Schedule for the period ended December 31, 1997 (for Securities and Exchange Commission purposes only).


------------------

+ Confidential treatment previously granted for portions of such exhibit.

* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c).