Form 10-Q/A
period 2000-03-31
PHOENIX INTERNATIONAL LTD INC
filed 2000-10-25
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       Or

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO________________, 19___.


                        COMMISSION FILE NUMBER : 0-20937

                        PHOENIX INTERNATIONAL LTD., INC.
              (Exact name of registrant as specified in its charter)

            Florida 59-3171810
(State or other jurisdiction of incorporation            (I.R.S.  Employer
              or organization)                           Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at October 23, 2000

         Common Stock, $0.01 par value                   9,410,689
                                                      ---------------
                                                      (No. of Shares)

                                EXPLANATORY NOTE

         As a result of the nonpayment of amounts due under certain software license arrangements that had been previously recognized as revenue, Phoenix conducted a comprehensive review of its software licensing arrangements and the recognition of revenue for the years 1997 through 1999. As a result of that review, Phoenix determined that, in certain instances, revenue that had been recognized at the time the software was delivered should have been recognized either as payments became due, as the related services were performed, upon completion of all services required under the arrangements, or over the life of the contract (up to five years). Additionally, in some instances revenue should have been offset against development costs. In addition, Phoenix has determined that certain software development costs were capitalized prior to the related software reaching technological feasibility, or were otherwise capitalized in error. As a result, we have restated our financial statements for the years ended December 31, 1999, 1998, and 1997 and the quarterly financial results for the three-month periods ended March 31, 2000 and 1999. For a further discussion of the restatement, see Note 1 of the Notes to the Consolidated Financial Statements included in Phoenix's Form 10-K/A for the year ended December 31, 1999 filed contemporaneously with the filing of this Form 10-Q/A.

         This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three-month periods ended March 31, 2000 and 1999, and other information related to such restated financial statements. Except for Items 1 and 5 of Part II and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

         The effects of the restatement of the Company's financial statements for the quarters ended March 31, 2000 and 1999 are as follows:

                                                                March 31, 2000                      March 31, 1999
                                                       As Reported        As Restated        As Reported        As Restated
                                                      ------------       ------------       ------------       ------------

   Capitalized software costs, net                    $ 14,535,446       $ 10,804,468       $  8,893,023       $  6,738,391
   Total assets                                         46,240,958         36,874,428         58,305,593         44,145,160
   Deferred revenue                                      4,741,195         13,942,373          2,775,422          8,514,115
   Total liabilities and minority interests             10,331,356         20,040,892          8,846,155         12,199,713
   Shareholders' equity                                 35,909,603         16,833,536         49,459,438         31,945,448

   License fees and other                                2,076,177          1,609,060          2,311,445          3,250,040
   Implementation, customer and software
     support and other service fees                      3,736,343          2,677,431          3,223,310          2,174,136
   Total revenues                                        5,812,520          4,286,491          5,534,755          5,424,176
   Total expenses                                        9,030,684          8,623,132          7,825,612          7,934,536
   Net loss                                             (3,037,860)        (4,156,337)        (1,308,092)        (2,267,014)
   Net loss per share - basic and diluted             $      (0.34)      $      (0.46)      $      (0.15)      $      (0.27)

                        PHOENIX INTERNATIONAL LTD., INC.

                        TABLE OF CONTENTS TO FORM 10-Q/A

                                                                                                          PAGE
                                                                                                          ----

PART 1.  FINANCIAL INFORMATION .....................................................................       4

     Item 1.  Financial Statements (Unaudited) .....................................................       4

              Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 .....       4

              Condensed Consolidated Statements Of Operations for the Three Months Ended
              March 31, 2000 and 1999 ..............................................................       5

              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and 1999 ..............................................................       6

              Notes To Condensed Consolidated Financial Statements .................................       7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations ...........................................................................      14

     Item 3.  Quantitative and Qualitative Disclosure on Market Risk ...............................      20

Part 2.  OTHER INFORMATION .........................................................................      21

     Item 1.  Legal Proceedings ....................................................................      21

     Item 2.  Changes in Securities ................................................................      21

     Item 3.  Defaults Upon Senior Securities ......................................................      21

     Item 4.  Submission of Matters to a Vote of Security Holders ..................................      21

     Item 5.  Other Information ....................................................................      22

     Item 6.  Exhibits and Reports on Form 8-K .....................................................      27

SIGNATURES .........................................................................................      28

EXHIBIT INDEX ......................................................................................      29

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                       PHOENIX INTERNATIONAL LTD., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     (Restated)
                                                                                           -------------------------------
                                                                                             March 31,       December 31,
                                                                                               2000              1999
                                                                                           ------------       ------------
                                                                                           (Unaudited)
ASSETS
     Current assets:
        Cash and cash equivalents                                                          $  5,229,593       $  2,484,977
        Accounts receivable, net of allowance for doubtful accounts of $1,273,000 and
            $1,085,000 at March 31, 2000 and December 31, 1999, respectively                  7,847,543          8,039,819
        Interest receivable, related party                                                     (380,222)                --
        Prepaid expenses and other current assets                                               836,656            639,303
                                                                                           ------------       ------------
            Total current assets                                                             13,533,570         11,164,099
     Long-term investments, available for sale                                                6,591,027          8,964,771
     Property and equipment:
        Computer equipment and purchased software                                             5,251,550          5,087,369
        Furniture, office equipment and leasehold improvements                                2,492,830          2,481,248
                                                                                           ------------       ------------
                                                                                              7,744,380          7,568,617
        Accumulated depreciation and amortization                                            (4,372,801)        (3,964,923)
                                                                                           ------------       ------------
            Property and equipment, net                                                       3,371,579          3,603,694
     Capitalized software costs and purchased software, net of accumulated amortization of $4,671,000 and $4,099,000 at March 31, 2000 and
        December 31, 1999, respectively                                                      10,804,468         10,077,480
     Goodwill and other intangible assets, net of accumulated
        amortization of $93,000 and $41,000 at March 31, 2000, and
        December 31, 1999, respectively                                                       1,158,220          1,210,268
     Equity investments and other assets                                                      1,415,564          1,515,826
                                                                                           ------------       ------------
        Total assets                                                                       $ 36,874,428       $ 36,536,138
                                                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                                   $  1,997,455       $    905,395
        Accrued expenses                                                                      2,097,997          2,791,894
        Accrued contractor services                                                           1,487,530          1,683,496
        Capital lease, current portion                                                          158,702            155,223
        Deferred revenue                                                                     13,942,373         14,003,270
                                                                                           ------------       ------------
            Total current liabilities                                                        19,684,057         19,539,278

     Capital lease, long-term portion                                                           158,372            199,870
     Minority interests                                                                         198,463            272,647
     Commitments and contingencies

     Shareholders' equity:
        Common stock, $0.01 par value:
            50,000,000 shares authorized, 9,410,172 and 8,526,942 issued and
            outstanding at March 31, 2000 and December 31, 1999, respectively                    94,102             85,269
        Additional paid-in capital                                                           48,495,230         43,921,394
        Unrealized loss on investments available for sale                                      (694,809)          (577,670)
        Accumulated deficit                                                                 (31,060,987)       (26,904,650)
                                                                                           ------------       ------------
            Total shareholders' equity                                                       16,833,536         16,524,343
                                                                                           ------------       ------------
               Total liabilities and shareholders' equity                                  $ 36,874,428       $ 36,536,138
                                                                                           ============       ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                           -------------------------------
                                                                                               2000               1999
                                                                                           ------------       ------------
                                                                                             (Restated)        (Restated)
Revenues:
     License fees and other                                                                $  1,609,060       $  3,250,040
     Implementation, customer and software
         support and other service fees                                                       2,677,431          2,174,136
                                                                                           ------------       ------------
            Total revenues                                                                    4,286,491          5,424,176

Expenses:
     Cost of license fees and other                                                           1,112,284            690,237
     Cost of implementation, customer
         and software support and other service fees                                          2,018,169          2,229,842
     Sales and marketing                                                                      1,217,139          1,298,673
     General and administrative                                                               1,536,269          1,059,497
     Product development                                                                      2,739,271          2,656,287
                                                                                           ------------       ------------
         Total expenses                                                                       8,623,132          7,934,536

Other income (expense):
     Interest income                                                                            150,924            305,443
     Interest expense                                                                            (9,702)            (7,814)
     Other loss                                                                                 (22,329)           (19,221)
                                                                                           ------------       ------------

Loss before minority interest and income taxes                                               (4,217,748)        (2,231,952)
Minority interest                                                                                74,184                 --
                                                                                           ------------       ------------

Loss before income taxes                                                                     (4,143,564)        (2,231,952)
Income tax expense                                                                               12,773             35,062
                                                                                           ------------       ------------
Net loss                                                                                   $ (4,156,337)      $ (2,267,014)
                                                                                           ============       ============
Net loss per share - basic and diluted                                                     $      (0.46)      $      (0.27)
                                                                                           ============       ============
Weighted average shares outstanding - basic and diluted                                       8,979,120          8,504,949
                                                                                           ============       ============


The accompanying notes are an integral part of these condensed statements of operations.

                       PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                           -------------------------------
                                                                                               2000              1999
                                                                                           ------------       ------------
                                                                                            (Restated)         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $ (4,156,337)      $ (2,267,014)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                                        1,072,212            812,710
         Provision for doubtful accounts                                                        188,000            110,000
         Minority interest                                                                      (74,184)                --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                      4,276         (2,366,625)
         Interest receivable, related party                                                     380,222                 --
         Prepaid expenses and other current assets                                             (221,299)          (111,843)
         Accounts payable                                                                     1,092,060            255,472
         Accrued expenses                                                                      (889,863)          (138,011)
         Deferred revenue                                                                       (60,897)           615,415
                                                                                           ------------       ------------
            Net cash used in operating activities                                            (2,665,810)        (3,089,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                            (175,763)          (300,180)
Sale of short-term investments                                                                       --          2,819,157
Sale (purchase) of long-term investments                                                      2,380,813           (400,353)
Capitalized software costs                                                                   (1,783,335)        (1,875,185)
                                                                                           ------------       ------------
     Net cash provided by investing activities                                                  421,715            243,439

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations                                                           (38,019)           (23,626)
Proceeds from funded research and development arrangements                                      444,061            513,545
Net proceeds from issuance of common stock                                                    4,582,669             77,399
                                                                                           ------------       ------------
     Net cash provided by financing activities                                                4,988,711            567,318
                                                                                           ------------       ------------

     Net increase (decrease) in cash and cash equivalents                                     2,744,616         (2,279,139)
     Cash and cash equivalents at beginning of the period                                     2,484,977          3,795,962
                                                                                           ------------       ------------
     Cash and cash equivalents at end of the period                                        $  5,229,593       $  1,516,823
                                                                                           ============       ============
Supplemental non-cash investment activity:
     Write-down of equity investment                                                       $    124,208       $         --
                                                                                           ============       ============
     Unrealized loss on securities                                                         $    117,139       $    187,479
                                                                                           ============       ============


The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which Phoenix considers necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, "Selected Financial and Operating Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Phoenix's 1999 Annual Report on Form 10-K/A filed contemporaneously with this Form 10-Q/A.

RESTATEMENT

     As a result of the nonpayment of amounts due under certain software license arrangements, Phoenix conducted a comprehensive review of its software licensing arrangements and the recognition of revenue for the years 1997 through 1999. As a result of that review, Phoenix has determined that, in certain instances, revenue that was recognized at the time the software was delivered should have been recognized either as payments became due, as the related services were performed, upon completion of all services required under the arrangements or in some instances accounted for as funded development arrangements. In addition, Phoenix has determined that certain software development costs were capitalized prior to the related software reaching technological feasibility, or were otherwise capitalized in error. As a result, the financial statements for the years ended December 31, 1999, 1998, and 1997 and the quarterly financial results for the three-month periods ended March 31, 2000 and 1999 have been restated.

     The effects of the restatement of the Company's financial statements for the quarters ended March 31, 2000 and 1999 are as follows:

                                                                March 31, 2000                     March 31, 1999
                                                       As Reported       As Restated        As Reported        As Restated
                                                      ------------       ------------       ------------       ------------

   Capitalized software costs, net                    $ 14,535,446       $ 10,804,468       $  8,893,023       $  6,738,391
   Total assets                                         46,240,958         36,874,428         58,305,593         44,145,160
   Deferred revenue                                      4,741,195         13,942,373          2,775,422          8,514,115
   Shareholders' equity                                 35,909,603         16,833,536         49,459,438         31,945,448

   License fees and other                                2,076,177          1,609,060          2,311,445          3,250,040
   Implementation, customer and software support
       and other service fees                            3,736,343          2,677,431          3,223,310          2,174,136
   Total revenues                                        5,812,520          4,286,491          5,534,755          5,424,176
   Total expenses                                        9,030,684          8,623,132          7,825,612          7,934,536
   Net loss                                             (3,037,860)        (4,156,337)        (1,308,092)        (2,267,014)
   Net loss per share - basic and diluted             $      (0.34)      $      (0.46)      $      (0.15)      $      (0.27)

2.   NET LOSS PER SHARE

         Net loss per share is calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share is computed using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the "treasury stock" method based on average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share.

                                                            Three Months Ended March 31,
                                                              2000               1999
                                                           -----------       -----------
                                                           (restated)        (restated)

Numerator - net loss                                       $(4,156,337)      $(2,267,014)

Denominator for basic and diluted net loss per share-        8,979,120         8,504,949
  weighted average shares outstanding

Net loss per share - basic and diluted                     $     (0.46)      $     (0.27)



         Pursuant to Statement of Financial Accounting Standards No. 128 the denominators for basic and diluted net income per share are identical for the three-month periods ended March 31, 2000 and 1999, due to Phoenix's net losses. According to the Statement, the exercise of any outstanding options or warrants for a company with a net loss is considered antidilutive.

         Employee stock options and warrants exercisable into 1,952,107 and 2,133,142 shares of common stock at March 31, 1999 and March 31, 2000, respectively, have been excluded from the computation of diluted net loss per share.

3.   COMPREHENSIVE LOSS

         Phoenix adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, as of January 1, 1998. This Statement establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive loss for the three months ended March 31, 2000 and 1999, is comprised of the following:

                                                            Three Months Ended March 31,
                                                              2000               1999
                                                           -----------       -----------
                                                            (restated)        (restated)
Net loss as reported                                       $(4,156,337)      $(2,267,014)
Other comprehensive income:
   Unrealized loss on investments available for
   sale                                                       (117,139)         (187,479)
                                                           -----------       -----------

Comprehensive loss                                         $(4,273,476)      $(2,454,493)
                                                           ===========       ===========

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective January 1, 2000, Phoenix is required to adopt the provisions of SOP 97-2 that limit what is considered vendor-specific objective evidence
(VSOE) of the fair value of the various elements in a multiple-element software arrangement to the price charged when the same element is sold separately. Because of the structure of Phoenix's contracts prior to October 1, 2000, Phoenix has determined that it does not have VSOE, as defined in SOP 97-2, for all undelivered elements in its software arrangements entered into between January 1, 2000 and October 1, 2000 (the date that Phoenix modified the structure of its contracts). As a result, all contracts that include maintenance entered during that period will be required to be recognized over the post-contract support period, generally five years.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000 with respect to the effective dates. We are required to adopt the provisions of SAB 101 in our fourth fiscal quarter of 2000 and are currently in the process of assessing the impact of its adoption. While SAB 101 does not supersede the software industry specific revenue recognition guidance, which Phoenix believes it is in compliance with, once complete guidance is disseminated, SAB 101 may change current interpretations of software revenue recognition requirements. We do not expect the adoption of SAB 101 to have a significant effect on our financial position or results of operations.

5.   CONTINGENCIES

Litigation

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

In addition, Phoenix is subject to various claims and legal proceedings covering a variety of matters arising in the ordinary course of its business activities.

Customer Disputes

IBM/Sekerbank. In 1998, Phoenix contracted to provide software and software development and implementation services as a subcontractor to IBM Turk Limited Sirketi for the benefit of its customer, Sekerbank T.A.S. In May of 1999, IBM informed Phoenix that its contract with Sekerbank had been cancelled. IBM then purported to cancel its contract with Phoenix. According to IBM, Sekerbank cancelled their contract with IBM because of the failure of Phoenix to perform, called in an IBM performance bond from a bank, and received most of its money back from IBM. IBM has paid Phoenix over $1 million under the subcontract, has requested a return of all funds, and has indicated they may have claims against Phoenix up to $5.2 million in damages. Phoenix disagrees with IBM's position, believes that IBM, and not Phoenix, is responsible for the cancellation of the contract by Sekerbank, and believes that it has claims against IBM under its subcontract for the remaining value of the contract, which amounts to at least $3.9 million. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

6.  SUBSEQUENT EVENTS

Customer Disputes

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

         Demirbank. In June of 2000, Phoenix received notice from Demirbank T.A.S., one of its customers in Turkey, that it has canceled its implementation of the Phoenix System. To date Demirbank has paid Phoenix over $4.6 million under its agreement. Phoenix receivables from Demirbank currently exceed $900,000. No demand has been received from Demirbank. Phoenix has requested payment of all receivables due. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

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

WORKFORCE REDUCTION AND REORGANIZATION OF OPERATIONS

         On May 11, 2000, we initiated a cost reduction measure by eliminating open positions and terminating approximately 15% of our existing workforce. The cost of salaries and employee benefits for the terminated employees was approximately $3.5 million on an annualized basis. Severance-related expenses in connection with these terminations was approximately $200,000. Following this workforce reduction, the announcement of the restatement of our financial results, and the trading halt imposed by Nasdaq, Phoenix has experienced higher than normal attrition in its employee base.

         As of September 30, Phoenix had 275 employees and contract workers, of which 99 were engaged in research and development (including research projects and project development), 64 in U.S. sales, implementation, training and support, 85 in international sales, implementation, training and support, 2 in corporate marketing, 18 in finance and administration, and 7 in executive management. This represents a significant reduction in staff since the end of 1999 in all areas including sales, development, and support. Phoenix has also given notice to Siemens Australia to reduce the number of development contractors by an additional 17 before the end of the year. Phoenix is not currently hiring additional employees or expanding its sales or operations. All of our executive officers, other than William Zayas and Gregory Blalack who joined us in 2000, have employment agreements with Phoenix.

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

         Our quarterly and annual operating results have varied significantly in the past and may vary significantly in the future. Factors that may cause our future operating results to vary include, but are not limited to:

         - whether adverse market conditions and other factors that hindered our sales in 1999 continue to impact our efforts;
         -        the size and timing of significant orders;
         -        the mix of direct and indirect sales;
         -        the mix and timing of U.S. and foreign sales;
         - the manner in which revenue from new orders is recognized as a result of the application of generally accepted accounting principles;
         - possible delays or other problems in new product announcements;
         -        changes in our pricing policies and those of our competitors;
         - possible delays or other problems in the development, implementation, and release of our products and enhancements;
         - the distraction of management's time, adverse impact on sales and marketing efforts, and possible increased costs due to pending litigation;
         - whether we will have sufficient capital to satisfy concerns of prospects;
         -        the resolution of disputes;
         -        changes in our strategy and operating expenses; and
         -        competition and general economic factors.

         Product revenues are difficult to forecast because the market for client/server application software products is evolving and affected by many different factors, including general considerations beyond our control such as the recent slowdown attributable to Year 2000 concerns. Our sales cycle varies substantially from customer to customer and can exceed 12 months in some cases. In addition, license fee revenue from any particular contract can be recognized in multiple ways which can cause significant variations in the recognition of revenue from customer to customer. Depending on how the contract is structured, the terms of each transaction, and other factors, license fees can be recognized immediately upon execution of the

REVENUE RECOGNITION

         Effective January 1, 2000, Phoenix is required to adopt the provisions of SOP 97-2 that limit what is considered vendor-specific objective evidence
(VSOE) of the fair value of the various elements in a multiple-element software arrangement to the price charged when the same element is sold separately. Because of the structure of Phoenix's contracts prior to October 1, 2000, Phoenix has determined that it does not have VSOE, as defined in SOP 97-2, for all undelivered elements in its software arrangements entered into between January 1, 2000 and October 1, 2000 (the date that Phoenix modified the structure of its contracts). As a result, all contracts that include maintenance entered during that period will be required to be recognized over the post-contract support period, generally five years.

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

                                                                  Three Months Ended
                                                                      March 31,
                                                                  2000         1999
                                                               ----------   ----------
                                                               (restated)   (restated)
Revenues:
   License fees and other                                         37.5%        59.9%
   Implementation, customer and software support and other
     service fees
                                                                  62.5%        40.1%
    Total revenues                                               100.0%       100.0%

Expenses:
   Cost of license fees and other                                 25.9%        12.7%
   Cost of license fees and other                                 47.1%        41.1%
   Cost of implementation, customer and
      software support and other service fees                     28.4%        23.9%
   General and administrative                                     35.8%        19.5%
   Product development                                            63.9%        49.0%
                                                                ------       ------

    Total expenses                                               201.1%       146.2%

Other income (expense):
   Interest income                                                 3.5%         5.6%
   Interest expense                                               (0.2)%       (0.1)%
   Minority interest                                               1.7%        (0.4)%

Loss before incomes taxes                                        (96.6)%      (41.1)%
Income tax expense                                                 0.3%         0.6%
                                                                ------       ------

Net loss                                                         (96.9)%      (41.7)%
                                                                ======       ======

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues. Total revenues decreased by 21% to $4.3 million in the three months ended March 31, 2000, from $5.4 million in the three months ended March 31, 1999. Revenues from license fees decreased 51% to $1.6 million in the three months ended March 31, 2000, from $3.3 million in the three months ended March 31, 1999. The decrease in license fee revenues is partially attributable to the effect of applying subscription accounting to all contracts signed in the first quarter of 2000, and offset by an increase in the number of new contract signings, which increased from 4 to 6 license arrangements for the Phoenix System between the two periods. Under subscription accounting, all license and service revenues are spread over the term of the contract, which typically extends for five years after the customer has implemented the system. Since a significant portion of our license fees are deferred under the provisions of SOP 97-2, whether through subscription accounting or by other accounting methods, there is often a lag between the signing of a contract and the recognition of the related license fee revenue. Revenues from implementation, customer and software support, and other service fees increased 23% to $2.7 million in the three months ended March 31, 2000, from $2.2 million in the three months ended March 31, 1999. Customer and software support fees increased 137% from $0.6 million in the three months ended March 31, 1999 to $1.5 million in the three months ended March 31, 2000 due to an increase in the number of installed clients, and a one-time deconversion fee of $0.3 million in the latter period.

         Expenses. Cost of license fees increased 61% to $1.1 million in the three months ended March 31, 2000, from $0.7 million in the three months ended March 31, 1999. These costs increased as a result of higher amortization of capitalized software development costs, which increased from $0.6 million to $0.8 million between the two periods, and higher royalties and commissions to third parties.

         Cost of implementation, customer and software support and other service fees decreased 10% to $2.0 million in the three months ended March 31, 2000, from $2.2 million in the three months ended March 31, 1999, primarily as a result of decreased employee headcount.

         Sales and marketing expenses decreased 6% to $1.2 million in the three months ended March 31, 2000, from $1.3 million in the three months ended March 31, 1999, primarily as a result of decreased sales commissions, travel, and advertising expenses.

         General and administrative expenses increased 45% to $1.5 million in the three months ended March 31, 2000, from $1.0 million in the three months ended March 31, 1999. These expenses increased primarily as the result of higher depreciation, personnel-related costs, professional fees and administrative costs.

         Product development expenses increased 3% to $2.8 million in the three months ended March 31, 2000, from $2.7 million in the three months ended March 31, 1999.

Product development expenses increased in the 2000 period primarily as a result of increased personnel-related costs to expand and enhance our product line, including expenses for contract labor costs incurred at the Sydney, Australia product development center.

         Other Income (Expense) and Minority Interest. Interest income was $151,000 in the three months ended March 31, 2000 compared to $305,000 in the three months ended March 31, 1999. Interest income decreased primarily due to a decrease in interest yielding investments. Minority interest of $74,000 for the three months ended March 31, 2000, is the net loss attributed to minority shareholders of Phoenix International New York (formerly Servers On-Line, Inc.). Phoenix acquired 54% of Servers On-Line in October 1999.

         Income Tax Expense. Income tax expense was $12,800 for the three months ended March 31, 2000, and $35,000 for the three months ended March 31, 1999, reflecting the company's estimate of foreign taxes on projected foreign income.

         Net Loss. Phoenix incurred a net loss of $4.2 million in the three months ended March 31, 2000, compared to net loss of $2.3 million in the three months ended March 31, 1999, primarily as a result of a decrease in license fee revenue, an increase in general and administrative costs, an increase in costs of license fees and a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

         We fund our cash needs through existing cash and investment balances, sales of capital stock, interest on investments and, to a lesser extent, through cash flow from operations. We do not rely on lines of credit or other borrowings to fund operations. At March 31, 2000, we had cash and cash equivalents of $5.2 million, and long-term investments of $6.6 million. Long-term investments consist primarily of U.S. Treasury securities. For the three months ended March 31, 2000, our operations used net cash of $(2.7) million, primarily due to our net loss.

         For the three months ended March 31, 2000, investing activities provided net cash of $0.4 million, which included $2.4 million from the sale of investments, reduced primarily by $1.8 million invested in capitalized software development costs and $0.2 million in purchase of property and equipment.

         Financing activities provided $5.0 million of cash, primarily from the sale of 861,623 shares of common stock to London Bridge Software Holdings plc for $5.0 million, less issuance costs. Working capital, excluding deferred revenue, was $7.8 million as of March 31, 2000.

         We believe our cash balances, investments, and cash flow from operations may not be sufficient to meet working capital, capital expenditure, and software development requirements through 2000. Cash flows from operating activities are dependent on continued advance payments from customers, and we cannot be sure that we will continue to receive these payments or that we will continue to receive these payments in advance of contract performance on the same terms as we have in the past. We anticipate that operating and investing activities will continue to use cash in the future. Consequently, we will require additional equity or debt financing. These factors raise substantial doubt about the ability of Phoenix to continue as a going concern. These statements are "forward looking" statements, which are subject to risks and uncertainties as previously discussed.


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

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         Many changes have occurred in Phoenix's business since December 31, 1999. These changes and other events subsequent to year-end 1999 are described below.

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

         Demirbank. In June of 2000, Phoenix received notice from Demirbank T.A.S., one of its customers in Turkey, that it has canceled its implementation of the Phoenix System. To date Demirbank has paid Phoenix over $4.6 million under its agreement. Phoenix receivables from Demirbank currently exceed $900,000. No demand has been received from Demirbank. Phoenix has requested payment of all receivables due. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

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

WORKFORCE REDUCTION AND REORGANIZATION OF OPERATIONS

         On May 11, 2000, we initiated a cost reduction measure by eliminating open positions and terminating approximately 15% of our existing workforce. The cost of salaries and employee benefits for the terminated employees was approximately $3.5 million on an annualized basis. Severance-related expenses in connection with these terminations was approximately $200,000. Following this workforce reduction, the announcement of the restatement of our financial results, and the trading halt imposed by Nasdaq, Phoenix has experienced higher than normal attrition in its employee base.

         As of September 30, Phoenix had 275 employees and contract workers, of which 99 were engaged in research and development (including research projects and project development), 64 in U.S. sales, implementation, training and support, 85 in international sales, implementation, training and support, 2 in corporate marketing, 18 in finance and administration, and 7 in executive management. This represents a significant reduction in staff since the end of 1999 in all areas including sales, development, and support. Phoenix has also given notice to Siemens Australia to reduce the number of development contractors by an additional 17 before the end of the year. Phoenix is not currently hiring additional employees or expanding its sales or operations. All of our executive officers, other than William Zayas and Gregory Blalack who joined us in 2000, have employment agreements with Phoenix.

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

         ASC Centers. Only one new bank has been added to Phoenix's ASC centers in 2000, and Phoenix does not anticipate that it will open any new centers in 2000, and no new centers are currently planned.

         Capital Resources. As described above, the events that depressed our results of operations in 1999 have continued. Since December 31, 1999, sales are down significantly and Phoenix has continued to lose money and use cash. At September 30, 2000, Phoenix had approximately $4.1 million of cash and marketable investment securities. If Phoenix does not complete the potential transaction with London Bridge or otherwise identify new sources of capital funding, Phoenix may not have sufficient capital resources to fund its operations through the end of the year without significantly cutting back its operations and expenses. As a result, Phoenix has included a "going concern" note to its 1999 annual financial statements and Phoenix's auditors have included a "going concern" modification in their audit opinion of the 1999 annual financial statements.

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

         Revision of Marketing Agreement with Towne Services, Inc. On June 28, 2000, Phoenix modified its marketing arrangement for software from Towne Services, Inc. In exchange for $365,000, Phoenix agreed to convert its exclusive marketing rights for TSI's Collection Works product into non-exclusive rights. Further, TSI paid Phoenix a total of $175,000 in consideration of the sale of exclusive marketing rights to such product to an entity in The Philippines. Phoenix retained non-exclusive rights to market the TSI product on revised terms.

         Regency Systems, Inc. Telephone Banking System. In May of 2000, Phoenix entered into an agreement with Regency Systems, Inc. pursuant to which Regency granted Phoenix rights to market Regency's telephone banking system to Phoenix customers. Additionally, Regency agreed to replace the Phoenix telephone banking system for Phoenix customers at no charge (other than one or two days worth of on site implementation fees), and to provide support for such system at the rates previously agreed with Phoenix for the Phoenix system.

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

3.2 Amended and Restated Bylaws, effective July 8, 1996 (incorporated by reference to Exhibit 3.2 of Phoenix's Form 10-Q, dated August
               14, 1996, for the Quarter ended June 30, 1996 (File No.
               0-20937)).

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated
               Bylaws defining the rights of the holders of Common Stock of Phoenix (incorporated by reference to Exhibit 4.1 of the Registration Statement).

10.1           Marketing Agreement between London Bridge Software Limited and
               Phoenix International Ltd., Inc. (incorporated by reference to
               Exhibit 10-1 of Phoenix's Form 10-Q, dated May 15, 2000, for the
               Quarter ended March 31, 2000 (File No. 0-20937)).

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


                              PHOENIX INTERNATIONAL LTD., INC.

                              /s/Bahram Yusefzadeh
                              --------------------------------------------------
October 24, 2000              Bahram Yusefzadeh

                              Chairman of the Board and Chief Executive Officer
                              (principal executive officer)

                              /s/Theodore C. Burns
                              -------------------------------------------------
October 24, 2000              Theodore C.  Burns
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit
  No.          Description
-------        -----------

3.1 Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment to Amended and Restated Articles of
               Incorporation as filed with the Secretary of the State of Florida on May 28, 1997 (incorporated by reference to Exhibit 3.1 of
               Phoenix's Registration Statement on Form S-1 (No. 333-31415) as declared effective by the SEC on August 13, 1997 (the
               "Registration Statement")).

3.2 Amended and Restated Bylaws, effective July 8, 1996 (incorporated by reference to Exhibit 3.2 of Phoenix's Form 10-Q, dated August
               14, 1996, for the Quarter ended June 30, 1996 (File No.
               0-20937)).

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated
               Bylaws defining the rights of the holders of Common Stock of Phoenix (incorporated by reference to Exhibit 4.1 of Registration
               Statement).

10.1           Marketing Agreement between London Bridge Software Limited and
               Phoenix International Ltd., Inc. (incorporated by reference to
               Exhibit 10-1 of Phoenix's Form 10-Q, dated May 15, 2000, for the
               Quarter ended March 31, 2000 (File No. 0-20937)).

27.1           Financial Data Schedule for the three months ended September 30,
               1999 (for SEC use only).