Form 10-Q
period 2000-06-30
PHOENIX INTERNATIONAL LTD INC
filed 2000-10-25
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                   Outstanding at October 23, 2000

         Common Stock, $0.01 par value                   9,410,689
                                                  ---------------------
                                                     (No. of Shares)

                                EXPLANATORY NOTE

         As a result of the nonpayment of amounts due under certain software license arrangements that had been previously recognized as revenue, Phoenix conducted a comprehensive review of its software licensing arrangements and the recognition of revenue for the years 1997 through 1999. As a result of that review, Phoenix determined that, in certain instances, revenue that had been recognized at the time the software was delivered should have been recognized either as payments became due, as the related services were performed, upon completion of all services required under the arrangements, or over the life of the contract (up to five years). Additionally, in some instances revenue should have been offset against development costs. In addition, Phoenix has determined that certain software development costs were capitalized prior to the related software reaching technological feasibility, or were otherwise capitalized in error. We have restated our financial statements for the years ended December 31, 1999, 1998, and 1997, and the three-month periods ended March 31, 2000 and 1999, and the three- and six-month periods ended June 30, 1999. For a further discussion of the restatement, see Note 1 of the Notes to Consolidated Financial Statements included in Phoenix's Form 10-K/A for the year ended December 31, 1999 filed contemporaneously with the filing of this Form 10-Q.

         This Form 10-Q includes in Part I such restated financial statements and related notes thereto for the three- and six-month periods ended June 30, 1999, together with financial statements and related notes for the three- and six-month periods ended June 30, 2000.

         The effects of the restatement of the Company's financial statements for the quarters and six-month periods ended June 30, 1999 are as follows:

                                           THREE MONTHS                        SIX MONTHS
                                           JUNE 30, 1999                     JUNE 30, 1999
                                   AS REPORTED      AS RESTATED      AS REPORTED      AS RESTATED

Capitalized Software
  Costs, net                       $ 11,328,576     $  8,473,554     $ 11,328,576     $  8,473,554
Total Assets                         59,139,663       45,030,951       59,139,663       45,030,951
Deferred Revenue                      3,408,621       11,989,526        3,408,621       11,989,526
Shareholders Equity                  47,912,421       27,197,358       47,912,421       27,197,358

License Fees                          2,501,963        1,832,916        4,813,408        5,082,956
Implementation                        3,234,293        2,430,354        6,457,603        4,604,490
Total Revenues                        5,736,256        4,263,270       11,271,011        9,687,446
Total Expenses                        8,289,786        9,055,823       16,115,397       16,990,359
Net Loss                             (1,473,054)      (4,600,647)      (2,781,146)      (6,867,661)
Net loss per share -
  basic and diluted                $      (0.17)    $      (0.54)    $      (0.33)    $      (0.81)

                        PHOENIX INTERNATIONAL LTD., INC.

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                                   PAGE
                                                                                   ----

PART I            FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)                                   4

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2000 and December 31, 1999                                4

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Six Months ended June
                  30, 2000 and 1999                                                  5

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months and Six Months ended June
                  30, 2000 and 1999                                                  6

                  Notes to Condensed Consolidated Financial
                  Statements                                                         7

  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               15

  Item 3.         Quantitative and Qualitative Disclosure on Market
                  Risk                                                              20

PART II           OTHER INFORMATION

  Item 1.         Legal Proceedings                                                 22

  Item 2.         Changes in Securities                                             22

  Item 3.         Defaults upon Senior Securities                                   22

  Item 4.         Submission of Matters to a Vote of Security Holders               22

  Item 5.         Other Information                                                 23

  Item 6.         Exhibits and Reports on Form 8-K                                  29

SIGNATURES

EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PHOENIX INTERNATIONAL LTD., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (unaudited)


                                                                                                 June 30,        December 31,
                                                                                                   2000              1999
                                                                                               ------------      ------------
                                                                                                (Unaudited)       (Restated)
ASSETS
     Current assets:
        Cash and cash equivalents                                                                $1,646,092      $  2,484,977
        Accounts receivable, net of allowance for doubtful accounts of $1,273,000 and
           $1,085,000 at June 30, 2000 and December 31, 1999, respectively                        9,818,202         8,039,819
        Prepaid expenses and other current assets                                                   572,178           639,303
                                                                                               ------------      ------------
           Total current assets                                                                  12,036,472        11,164,099
     Long-term investments, available for sale                                                    5,419,411         8,964,771
     Property and equipment:
        Computer equipment and purchased software                                                 5,543,773         5,087,369
        Furniture, office equipment and leasehold improvements                                    2,486,825         2,481,248
                                                                                               ------------      ------------
                                                                                                  8,030,598         7,568,617
        Accumulated depreciation and amortization                                                (4,776,678)       (3,964,923)
                                                                                               ------------      ------------
           Property and equipment, net                                                            3,253,920         3,603,694
     Capitalized software costs and purchased software, net of accumulated amortization of $5,223,000 and $4,099,000 at June 30, 2000 and
        December 31, 1999, respectively                                                          10,900,296        10,077,480
     Goodwill and other intangible assets, net of accumulated
        amortization of $168,000 and $41,000 at June 30, 2000, and
        December 31, 1999, respectively                                                           1,186,123         1,210,268
     Equity investments and other assets                                                            770,912         1,515,826
                                                                                               ------------      ------------
        Total assets                                                                           $ 33,567,134      $ 36,536,138
                                                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                                       $    915,940      $    905,395
        Accrued expenses                                                                          2,437,943         2,791,894
        Accrued contractor expense                                                                2,173,946         1,683,496
        Capital lease, current portion                                                              162,259           155,222
        Deferred revenue                                                                         16,486,463        14,003,270
                                                                                               ------------      ------------
           Total current liabilities                                                             22,176,551        19,539,277
     Capital lease, long-term portion                                                               116,448           199,871
     Minority interests                                                                             159,048           272,647

     Shareholders' equity:
        Common stock, $0.01 par value:
           50,000,000 shares authorized, 9,410,172 and 8,526,942 issued and
           outstanding at June 30, 2000 and December 31, 1999, respectively                          94,102            85,269
        Additional paid-in capital                                                               48,495,230        43,921,394
        Unrealized loss on investments available for sale                                        (1,374,666)         (577,670)
        Retained deficit                                                                        (36,099,579)      (26,904,650)
                                                                                               ------------      ------------
           Total shareholders' equity                                                            11,115,087        16,524,343
                                                                                               ------------      ------------
               Total liabilities and shareholders' equity                                      $ 33,567,134      $ 36,536,138
                                                                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                 ----------------------------      ------------------------------
                                                                    2000             1999              2000              1999
                                                                 -----------      -----------      ------------      ------------
                                                                                  (Restated)                          (Restated)
Revenues:
     License fees and other                                      $ 1,761,198      $ 1,832,916      $  3,370,258      $  5,082,956
     Implementation, customer and software
         support and other service fees                            2,375,795        2,430,354         5,053,226         4,604,490
                                                                 -----------      -----------      ------------      ------------
            Total revenues                                         4,136,993        4,263,270         8,423,484         9,687,446

Expenses:
     Cost of license fees and other                                2,244,285          980,889         3,356,569         1,671,126
     Cost of implementation, customer
         and software support and other service fees               1,700,823        2,296,025         3,718,992         4,525,867
     Sales and marketing                                           1,032,990        1,027,826         2,250,130         2,326,499
     General and administrative                                    1,508,318        1,803,731         3,044,587         2,863,228
     Product development                                           2,779,131        2,947,352         5,518,402         5,603,639
                                                                 -----------      -----------      ------------      ------------
         Total expenses                                            9,265,547        9,055,823        17,888,680        16,990,359

Other income (expense):
     Interest income                                                 131,579          305,096           282,503           610,539
     Interest expense                                                 (5,681)         (10,101)          (15,383)          (17,915)
     Other income (loss)                                             (35,351)          (7,704)          (57,679)          (26,925)
                                                                 -----------      -----------      ------------      ------------
Loss before minority interest and income taxes                    (5,038,007)      (4,505,262)       (9,255,755)       (6,737,214)
Minority interest                                                     39,415               --           113,599                --
                                                                 -----------      -----------      ------------      ------------
Loss before income taxes                                          (4,998,592)      (4,505,262)       (9,142,156)       (6,737,214)
                                                                 -----------      -----------      ------------      ------------
Income tax expense                                                    40,000           95,385            52,773           130,447
                                                                 -----------      -----------      ------------      ------------
Net loss                                                         $(5,038,592)     $(4,600,647)     $ (9,194,929)     $ (6,867,661)
                                                                 ===========      ===========      ============      ============
Net loss per share - basic and diluted                           $     (0.54)     $     (0.54)     $      (1.00)     $      (0.81)
                                                                 ===========      ===========      ============      ============
Weighted average shares outstanding - basic and diluted            9,410,172        8,514,802         9,194,646         8,509,875
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

                        PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                               ------------------------------
                                                                                                  2000               1999
                                                                                               ------------      ------------
                                                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $ (9,194,929)     $ (6,867,661)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                            2,144,078         1,704,263
         Provision against accounts receivable                                                      188,000           120,000
         Minority interest                                                                         (113,599)               --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                     (1,966,383)       (4,032,919)
         Prepaid expenses and other current assets                                                   67,125          (626,061)
         Accounts payable                                                                            10,545         1,090,991
         Accrued expenses                                                                           136,499         1,232,022
         Deferred revenue                                                                         2,483,193         4,090,825
                                                                                               ------------      ------------
            Net cash used in operating activities                                                (6,245,471)       (3,288,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                                (461,981)         (439,226)
Sale of short term investments                                                                           --         5,562,965
Sale of long term investments                                                                     3,522,428                --
Capitalized software costs                                                                       (3,018,594)       (4,483,058)
Investment in ERAs                                                                                 (103,297)               --
Sale (purchase) of other assets                                                                     (29,150)               --
                                                                                               ------------      ------------
     Net cash provided by investing activities                                                      (90,594)          640,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations                                                               (76,387)          (70,707)
Proceeds from funded research and development arrangements                                          990,898           930,889
Net proceeds from issuance of common stock                                                        4,582,669           139,899
                                                                                               ------------      ------------
     Net cash provided by financing activities                                                    5,497,180         1,000,081
                                                                                               ------------      ------------

     Net decrease in cash and cash equivalents                                                     (838,885)       (1,647,778)
     Cash and cash equivalents at beginning of the period                                         2,484,977         3,795,962
                                                                                               ------------      ------------
     Cash and cash equivalents at end of the period                                            $  1,646,092      $  2,148,184
                                                                                               ============      ============


The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                        PHOENIX INTERNATIONAL LTD., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which Phoenix considers necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, "Selected Financial and Operating Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Phoenix's annual report on Form 10-K/A for the year ended December 31, 1999, filed contemporaneously with the filing of this Form 10-Q/A.

2.       RESTATEMENT

         As a result of the nonpayment of amounts due under certain software license arrangements, Phoenix conducted a comprehensive review of its software licensing arrangements and the recognition of revenue for the years 1997 through 1999. As a result of that review, Phoenix has determined that, in certain instances, revenue that was recognized at the time the software was delivered should have been recognized either as payments became due, as the related services were performed or upon completion of all services required under the arrangements or, in some instances, accounted for as funded development arrangements. In addition, Phoenix has determined that certain software development costs were capitalized prior to the related software reaching technological feasibility, or were otherwise capitalized in error. As a result, the financial statements for the years ended December 31, 1999, 1998, and 1997, and the three- and six-month periods ended June 30, 1999, have been restated.

         The effects of the restatement of the Company's financial statements for the quarters and six-month periods ended June 30, 1999 are as follows:

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                        JUNE 30, 1999                    JUNE 30, 1999
                                AS REPORTED      AS RESTATED     AS REPORTED      AS RESTATED
                                ------------     ------------    ------------     ------------

Capitalized Software
  Costs, net                    $ 11,328,576     $  8,473,554    $ 11,328,576     $  8,473,554
Total Assets                      59,139,663       45,030,951      59,139,663       45,030,951
Deferred Revenue                   3,408,621       11,989,526       3,408,621       11,989,526
Shareholders' Equity              47,912,421       27,197,358      47,912,421       27,197,358
License Fees                       2,501,963        1,832,916       4,813,408        5,082,956
Implementation                     3,234,293        2,430,354       6,457,603        4,604,490
Total Revenues                     5,736,256        4,263,270      11,271,011        9,687,446
Total Expenses                     8,289,786        9,055,823      16,115,397       16,990,359
Net Loss                        $ (1,473,054)      (4,600,647)     (2,781,146)      (6,867,661)
Net loss per share -
  basic and diluted             $      (0.17)    $      (0.54)   $      (0.33)    $      (0.81)
Weighted average shares
    outstanding - basic
    and diluted                    8,514,802        8,514,802       8,509,875        8,509,875

3.       NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share.

                                               Three Months Ended                  Six Months Ended
                                                     June 30,                          June 30,
                                          -----------------------------     -----------------------------
                                                            (Restated)                        (Restated)
                                              2000             1999             2000             1999
                                          ------------     ------------     ------------     ------------

Numerator - net loss                      $ (5,038,592)    $ (4,600,647)    $ (9,194,929)    $ (6,867,661)
                                          ============     ============     ============     ============

Denominator for basic and diluted
    net loss per share - weighted
    average shares outstanding               9,410,172        8,514,802        9,194,646        8,509,875
                                          ============     ============     ============     ============

Net loss per share - basic and
    diluted                               $      (0.54)    $      (0.54)    $      (1.00)    $      (0.81)
                                          ============     ============     ============     ============

         Pursuant to Statement of Financial Accounting Standards No. 128 the denominator for basic and diluted net income per share are identical for the three months and six months ended June 30, 2000 and 1999, respectively, due to the company's net losses. According to the statement, the exercise of any outstanding options or warrants for a company with a net loss is considered antidilutive. Employee stock options and warrants exercisable into 1,977,565 and 2,108,186 shares of common stock at June 30, 1999 and June 30, 2000, respectively, have been excluded from the computation of diluted net loss per share.

         Due to lack of funding and employee attrition, Phoenix has curtailed its development of its future upgrade identified as project Aurora. Phoenix has written off $409,635 of costs related to this project, which were previously capitalized. The continuation and fruition of this project are currently at significant risk.

5.       COMPREHENSIVE LOSS

         Phoenix adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income as of January 1, 1998. This statement establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive loss for the three months and six months ended June 30, 2000 and 1999, is comprised of the following:

                                               Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                          -----------------------------     -----------------------------
                                              2000             1999             2000             1999
                                          ------------     ------------     ------------     ------------
                                                            (Restated)                        (Restated)

Net loss as reported                      $ (5,038,592)    $ (4,600,647)    $ (9,194,929)    $ (6,867,661)
Other comprehensive income:
   Unrealized loss on investments
   available for sale                         (627,865)        (209,942)        (745,004)        (397,421)
                                          ------------     ------------     ------------     ------------
Comprehensive loss                        $ (5,666,457)    $ (4,810,589)    $ (9,939,933)    $ (7,265,082)
                                          ============     ============     ============     ============

6.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

7.       CONTINGENCIES

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

8.       SUBSEQUENT EVENTS

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

The words "may," "would," "could," "continue," "will," "expect," "estimate," "anticipate," "goal," "strategy," "believe," "hope," "intend," "plan" and similar expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which we cannot control. Our actual results may differ materially from those projected in forward looking statements. Among the key risks, assumptions, and factors that may adversely affect our operating results, performance, and financial condition are:

         - whether we will be able to complete a transaction with London Bridge or otherwise raise sufficient capital to continue operations;
         - whether the market conditions and other factors which hindered our success in 1999, such as a slowdown in purchase decisions as a result of Year 2000 concerns and the negative publicity and litigation against us, will continue to affect our operations in the future;
         - unanticipated delays in developing new products and enhancements;
         - unanticipated delays in deploying our products and services through our application service centers;
         - whether the market accepts our new products and services, including those under development and our e-commerce operating environment and services;
         - our reliance on significant new customers to reach or exceed market expectations for our performance;
         - the timing of customer contracts, which may slip from one quarter to later quarters or fiscal periods;
         -        the timing of the recognition of revenue under new contracts;
         - our ability to leverage our sales force, marketing relationships, and other distribution channels worldwide to generate new customers;
         -        settlement of customer disputes;

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

                                                           Three Months Ended     Six Months Ended
                                                                 June 30,              June 30,
                                                           ------------------     -----------------
                                                             2000       1999       2000       1999
                                                            ------     ------     ------     ------
                                                                     (Restated)            (Restated)
Revenues:
     License fees and other                                   42.6%      43.0%      40.0%      52.5%
     Implementation, customer and software
         support and other service fees                       57.4%      57.0%      60.0%      47.5%
                                                            ------     ------     ------     ------
              Total revenues                                 100.0%     100.0%     100.0%     100.0%
Expenses:
     Cost of license fees and other                           54.2%      23.0%      39.8%      17.3%
     Cost of implementation, customer
         and software support and other service fees          41.1%      53.9%      44.2%      46.7%
     Sales and marketing                                      25.0%      24.1%      26.7%      24.0%
     General and administrative                               36.5%      42.3%      36.1%      29.6%
     Product development                                      67.2%      69.1%      65.5%      57.8%
                                                            ------     ------     ------     ------
         Total expenses                                      224.0%     212.4%     212.3%     175.4%

Other income (expense):
     Interest income                                           3.2%       7.2%       3.4%       6.3%
     Interest expense                                         (0.1)%     (0.2)%     (0.2)%     (0.2)%
     Other income (loss)                                       0.1%      (0.2)%     (0.7)%     (0.3)%
                                                            ------     ------     ------     ------

Loss before income taxes                                    (120.8)%   (105.7)%   (108.5)%    (69.5)%
Income tax expense                                             1.0%       2.2%       0.6%       1.3%
                                                            ------     ------     ------     ------
Net loss                                                    (121.8)%   (107.9)%   (109.1)%    (70.8)%
                                                            ======     ======     ======     ======

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Revenues. Total revenues decreased by 3% to $4.1 million in the three months ended June 30, 2000, from $4.3 million in the three months ended June 30, 1999. Revenues from license fees decreased 4% to $1.76 million in the three months ended June 30, 2000, from $1.83 million in the three months ended June 30, 1999. The decrease in license fee revenues was due to a decline in the number of new contract signings, which fell from 6 to 2 license arrangement for the Phoenix System between the two periods, and the effect of applying subscription accounting to all contracts signed in the first half of 2000. Under subscription accounting, all license and service revenues are spread over the term of the contract, which typically extends for five years after the customer has implemented the system. Since a significant portion of our license fees are deferred under the provisions of SOP 97-2, whether through subscription accounting or by other accounting methods, there is often a lag between the signing of a contract and the recognition of the related license fee revenue. Revenues from implementation, customer and software support, and other service fees decreased 2% to $ 2.38 million in the three months ended June 30, 2000 from $2.43 million in the three months ended June 30, 1999. Customer and software support fees increased 48% from $0.7 million in the three months ended June 30, 1999 to $1.1 million in the three months ended June 30, 2000 due to an increase in the number of installed clients.

         Expenses. On May 11, 2000, we initiated cost saving measures by eliminating open positions, terminating approximately 15% of our existing workforce, and reorganizing employees along US and International business lines. The cost of salaries and employee benefits for the terminated employees was approximately $3.5 million on an annualized basis. Severance-related expenses in connection with these terminations was approximately $200,000, and cost of license fees increased 129% to $2.2 million in the three months ended June 30, 2000 from $1.0 million in the three months ended June 30, 1999. These costs increased mainly as a result of write-downs of capitalized assets of $0.5 million to their net realizable values in the three months ended June 30, 2000. Amortization of capitalized software costs increased by $0.2 million and royalties and commissions increased by $0.2 million between the two periods.

         Cost of implementation, customer and software support and other service fees decreased 26% to $1.7 million in the three months ended June 30, 2000 from $2.3 million in the three months ended June 30, 1999, primarily as a result of decreased employee headcount.

         Sales and marketing expenses remained unchanged at $1.0 million in the three months ended June 30, 2000 and 1999.

         General and administration expenses decreased 16% to $1.5 million in the three months ended June 30, 2000, from $1.8 million in the three months ended June 30, 1999, primarily as a result of lower administrative expenses.

         Product development expenses decreased 6% to $2.8 million in the three months ended June 30, 2000 from $2.9 million in the three months ended June 30, 1999, primarily as a result of a reduced number of contractors in the latter period.

         Other Income (Expense) and Minority Interest. Interest income was $132,000 in the three months ended June 30, 2000 compared to $305,000 in the three months ended June 30, 1999. Interest income decreased primarily due to a decrease in interest yielding investments. The minority interest of $39,000 for the three months ended June 30, 2000, is the net loss attributable to minority shareholders of Phoenix International New York (formerly Servers On-Line, Inc.). Phoenix acquired 54% of Servers On-Line in October 1999.

         Income Tax Expense. Income tax expense was $40,000 for the three months ended June 30, 2000, and $95,000 for the three months ended June 30, 1999, reflecting the Company's estimate of foreign taxes on projected foreign income.

         Net Loss. As a result of all of the above, the Company incurred a net loss of $5.0 million in the three months ended June 30, 2000, compared to net loss of $4.6 million in the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Revenues. Total revenues decreased 13% to $8.4 million in the six months ended June 30, 2000 from $9.7 million for the six months ended June 30, 1999. Revenues from license fees decreased $1.7 million, or 34%, to $3.4 million for the six months ended June 30, 2000 from $5.1 million in the six months ended June 30, 1999. The decrease in license fee revenues is attributable to the effect of applying subscription accounting to all contracts signed in the first half of 2000 and a decrease in the number of new contract signings, which fell from 10 to 8 license arrangements for the Phoenix System between the two periods. Under subscription accounting, all license and service revenues are spread over the term of the contract, which typically extends for five years after the customer has implemented the system. Since a significant portion of our license fees are deferred under the provisions of SOP 97-2, whether through subscription accounting or by other accounting methods, there is often a lag between the signing of a contract and the recognition of the related license fee revenue. Revenues from implementation, customer and software support, and other service fees increased $0.4 million, or 10%, to $5.1 million in the six months ended June 30, 2000 from $4.6 million in the six months ended June 30, 1999. Customer and software support fees increased from $1.4 million to $2.6 million between the two periods, reflecting an increased number of customers under support agreements.

         Expenses. Cost of license fees increased 101% to $3.4 million in the six months ended June 30, 2000 from $1.7 million in the six months ended June 30, 1999. These costs increased mainly as a result of higher royalties and commissions due to third parties of $0.5 million, write-downs of capitalized assets to their net realizable values of $0.5 million, and an increase in the amortization of capitalized software costs of $0.5 million.

         Cost of implementation, customer and software support and other service fees decreased $0.8 million, or 18%, to $3.7 million in the six months ended June 30, 2000 from $4.5 million in the six months ended June 30, 1999, primarily as a result of decreased staffing, travel and personnel related costs to support customers under support agreements.

         Sales and marketing expenses remained mostly unchanged at $2.3 million in the six months ended June 30, 2000 and 1999.

         General and administration expenses increased 6.0% to $3.0 million in the six months ended June 30, 2000 from $2.9 million in the six months ended June 30, 1999.

         Product development expenses decreased 2.0% to $5.5 million in the six months ended June 30, 2000 from $5.6 million in the six months ended June 30, 1999.

         Total Other Income (Expense). Interest income was $282,000 and $611,000 in the six months ended June 30, 2000 and 1999, respectively. Interest income decreased in the six months ended June 30, 2000 period primarily due to a decrease in interest-bearing funds used to fund operations.

         Income Tax Expense. The income tax expense was $53,000 for the six months ended June 30, 2000 and $130,000 for the six months ended June 30, 1999, reflecting the Company's estimate of foreign taxes on projected foreign income.

         Net Loss. As a result of all of the above, the Company incurred a $9.2 million net loss in the six months ended June 30, 2000 compared to net loss of $6.9 million in the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We fund our cash needs through existing cash and investment balances, sales of capital stock, interest on investments and, to a lesser extent, through cash flow from operations. We do not rely on lines of credit or other borrowings to fund operations. At June 30, 2000, we had cash and cash equivalents of $1.6 million, and long-term investments of $5.4 million. Long-term investments consist primarily of U.S. Treasury securities. For the six months ended June 30, 2000, our operations used net cash of $6.3 million, primarily due to our net loss and an increase in trade receivables.

         For the six months ended June 30, 2000, investing activities used net cash of $0.1 million, which included $3.5 million from the sale of investments, reduced primarily by $3.0 million invested in capitalized software development costs and $0.5 million in purchase of property and equipment.

         For the six months ended June 30, 2000, financial activities provided $4.5 million from the net proceeds from the issuance of common stock and $1.0 in proceeds under funded software development arrangements.

         We believe our cash balances, investments, and cash flow from operations will be sufficient to meet working capital, capital expenditure, and software development requirements through the beginning of the 4th quarter 2000, assuming no "New Business." Cash flows from operating activities are dependent on continued advance payments from customers, and we cannot be sure that we will continue to receive these payments or that we will continue to receive these payments in advance of contract performance on the same terms as we have in the past. We anticipate that operating activities will use cash in the future, due primarily to growth in operations and development activities. These factors raise substantial doubt about the ability of Phoenix to continue as a going concern. Consequently, we will require additional equity or debt financing. These statements are "forward looking" statements which are subject to risks and uncertainties as previously discussed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ON MARKET RISK

         Phoenix does not use derivative financial instruments in its operations or investments. While we have significant international operations, our contracts provide for all payments to be made in U.S. Dollars. We therefore do not believe that fluctuations in foreign currency exchange rates will have a material impact on our results or operations. We have experienced foreign exchange losses from the operations of two of our foreign subsidiaries, but believe these losses have been immaterial in amount. Foreign exchange risks in the future could, however, have a material adverse impact on our results of operations. Phoenix's short-term and long-term investments are deposited principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. We do not consider the interest rate risk for these investments to be material. We do not have any material credit facilities and, therefore, do not have a significant risk due to potential fluctuations in interest rates for loans at this time. Changes in interest rates could decrease our interest income, could make it more costly to borrow money in the future, and may impede Phoenix's future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

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

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of Phoenix was held on May 5, 2000 for the following purposes:

         1.       To elect four directors to serve on the Board of Directors;

         2. To vote on a proposal to amend the 1996 Director Stock Option Plan to increase the shares reserved for issuance and provide for the grant of options to directors of Phoenix and its subsidiaries in different amounts and at different times than before;

         3. To vote on a proposal to amend the 1995 Employee Stock Option Plan to increase the shares reserved for issuance; and

         4. To transact any other business properly coming before the Annual Meeting.

         Only shareholders of record at the close of business on March 15, 2000 were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Florida Business Corporation Act, and there was no solicitation in opposition to management's solicitation.

         Proxies and ballots were received from the holders of 6,279,633 shares of the Company's common stock, representing 66.7% of the 9,410,172 outstanding shares of common stock entitled to vote.

         The results were as follows:

         1. The four individuals nominated to serve as directors were elected with the number of votes for and withheld as indicated below:

                  NOMINEE                        FOR                 WITHHELD
                  -------                        ---                 --------

                  J. Michael Murphy           5,765,379               514,254
                  O. Jay Tomson               5,765,379               514,254
                  Ruann F. Ernst              5,765,379               514,254
                  William C. Hess             5,765,379               514,254

         2. The proposal to amend the 1996 Director Stock Option Plan was approved with the number of votes as follows:

                          For          -                 4,171,459
                          Against      -                   132,381
                          Withheld     -                 1,975,793

         3. The proposal to amend the 1995 Employee Stock Option Plan was approved with the number of votes as follows:

                          For          -                 3,508,806
                          Against      -                   797,684
                          Withheld     -                 1,973,143

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

WORKFORCE REDUCTION

         On May 11, 2000, we initiated cost reduction measures by eliminating open positions and terminating approximately 15% of our existing workforce. The cost of salaries and employee benefits for the terminated employees was expected to be approximately $3.5 million on an annualized basis. Severance-related expenses in connection with these terminations was approximately $200,000. Following this workforce reduction, the announcement of the restatement of our financial results, and the trading halt imposed by Nasdaq, Phoenix has experienced higher than normal attrition in its employee base.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

   Exhibit
     No.     Description
   -------   -----------
     3.1     Amended and Restated Articles of Incorporation, as amended by the
             Articles of Amendment to Amended and Restated Articles of
             Incorporation as filed with the Secretary of the State of Florida on
             May 28, 1997 (incorporated by reference to Exhibit 3.1 of our
             Registration Statement on Form S-1 (No. 333-31415) as declared effective by the SEC on August 13, 1997 (the "Registration
             Statement")).
     3.2     Amended and Restated Bylaws, effective July 8, 1996 (incorporated by reference to Exhibit 3.2 of Phoenix's Form 10-Q, dated August 14,
             1996, File No. 0-20937).
     4.1     See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
             Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of Phoenix (incorporated by reference to Exhibit 4.1 of Registration Statement).
    10.1     Marketing Agreement between London Bridge Software Limited and
             Phoenix International Ltd., Inc. (incorporated by reference to Exhibit
             10.1 of Phoenix's Form 10-Q for the quarter ended March 31, 2000, dated May 15, 2000, File No. 0-20937).
    27.1     Financial Data Schedule for the six months ended June 30, 2000
             (for SEC use only).

         b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PHOENIX INTERNATIONAL LTD., INC.


October 24, 2000               /s/Bahram Yusefzadeh
                               -------------------------------------------------
                               Bahram Yusefzadeh
                               Chairman of the Board and Chief Executive Officer
                               (principal executive officer)


October 24, 2000               /s/Theodore C. Burns
                               -------------------------------------------------
                               Theodore C. Burns
                               Senior Vice President and Chief Financial Officer
                               (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit
  No.      Description                                                                   Page
-------    -----------                                                                   ----

  3.1 Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment to Amended and Restated Articles of
           Incorporation as filed with the Secretary of the State of Florida on May 28, 1997 (incorporated by reference to Exhibit 3.1 of Phoenix's
           Registration Statement on Form S-1 (No. 333-31415) as declared effective by the SEC on August 13, 1997 (the "Registration
           Statement")).
  3.2 Amended and Restated Bylaws, effective July 8, 1996 (incorporated by reference to Exhibit 3.2 of Phoenix's Form 10-Q, dated August 14,
           1996, File No. 0-20937).
  4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
           Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of Phoenix (incorporated by reference to Exhibit 4.1 of Registration Statement).
 10.1      Marketing Agreement between London Bridge Software Limited and Phoenix
           International Ltd., Inc. (incorporated by reference to Exhibit 10.1 of
           Phoenix's Form 10-Q for the quarter ended March 31, 2000, dated May
           15, 2000, File No. 0-20937)
 27.1      Financial Data Schedule for the three months ended June 30, 2000
           (for SEC use only).