Form 10-Q
period 2000-09-30
PHOENIX INTERNATIONAL LTD INC
filed 2000-11-14
CIK 1013687

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM               TO             , 19     .
                    --------------    ------------    -----

                        Commission file number : 0-20937



                        PHOENIX INTERNATIONAL LTD., INC.
             (Exact name of registrant as specified in its charter)

                          Florida                                                          59-3171810
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at November 13, 2000
Common Stock, $0.01 par value                    (No. of Shares)  9,410,689

PHOENIX INTERNATIONAL LTD., INC.

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                           PAGE
PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)                                   3

          Condensed Consolidated Balance Sheets as of
          September 30, 2000 and December 31, 1999                           3

          Condensed Consolidated Statements of Operations for the
          three-months and nine-months ended September 30, 2000 and
          September 30, 1999                                                 4

          Condensed Consolidated Statements of Cash
          Flows for the nine-months ended September
          30, 2000 and September 30, 1999                                    5

          Notes to Condensed Consolidated Financial Statements               6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11

 Item 3.  Quantitative and Qualitative Disclosure on Market Risk            18


PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 19

 Item 2.  Changes in Securities                                             19

 Item 3.  Defaults upon Senior Securities                                   19

 Item 4.  Submission of Matters to a Vote of Security Holders               19

 Item 5.  Other Information                                                 20

 Item 6.  Exhibits and Reports on Form 8-K                                  20

SIGNATURES

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHOENIX INTERNATIONAL LTD., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                           September 30,      December 31,
                                                                                               2000               1999
                                                                                           ------------       ------------
                                                                                                              (Restated)
ASSETS
     Current assets:
        Cash and cash equivalents                                                          $  1,163,376       $  2,484,977
        Accounts receivable, net of allowance for doubtful accounts of $1,273,000 and
           $1,085,000 at September 30, 2000 and December 31, 1999, respectively               8,118,768          8,039,819
        Prepaid expenses and other current assets                                               680,754            639,303
                                                                                           ------------       ------------
           Total current assets                                                               9,962,898         11,164,099
     Long-term investments, available for sale                                                3,054,578          8,964,771
     Property and equipment:
        Computer equipment and purchased software                                             5,571,973          5,087,369
        Furniture, office equipment and leasehold improvements                                2,488,830          2,481,248
                                                                                           ------------       ------------
                                                                                              8,060,803          7,568,617
        Accumulated depreciation and amortization                                            (5,160,788)        (3,964,923)
                                                                                           ------------       ------------
           Property and equipment, net                                                        2,900,015          3,603,694
     Capitalized software costs and purchased software net of accumulated amortization of $5,842,000 and $4,099,000 at September 30, 2000 and
        December 31, 1999, respectively                                                      11,548,047         10,077,480
     Goodwill and other intangible assets, net of accumulated
        amortization of $214,000 and $41,000 at September 30, 2000, and
        December 31, 1999, respectively                                                       1,140,158          1,210,268
     Equity investments and other assets                                                        405,912          1,515,826
                                                                                           ------------       ------------
        Total assets                                                                       $ 29,011,608       $ 36,536,138
                                                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                                   $    439,967       $    905,395
        Accrued expenses                                                                      4,621,318          2,791,894
        Accrued contractor services                                                           2,351,789          1,683,496
        Capital lease, current portion                                                          165,897            155,222
        Deferred revenue                                                                     16,984,642         14,003,270
                                                                                           ------------       ------------
           Total current liabilities                                                         24,563,613         19,539,277
     Capital lease, long term portion                                                            73,585            199,871
     Minority interests                                                                         110,728            272,647
                                                                                           ------------       ------------
        Total long-term liabilities                                                             184,313            472,518
                                                                                           ------------       ------------
           Total liabilities                                                                 24,747,926         20,011,795
     Shareholders' equity:
        Common stock, $0.01 par value:
           50,000,000 shares authorized, 9,410,689 and 8,526,942 issued and
           outstanding at September 30, 2000 and December 31, 1999, respectively                 94,107             85,269
        Additional paid-in capital                                                           48,496,708         43,921,394
        Unrealized gain (loss) on investments available for sale                                (73,483)          (577,670)
        Retained earnings (deficit)                                                         (44,253,650)       (26,904,650)
                                                                                           ------------       ------------
           Total shareholders' equity                                                         4,263,682         16,524,343
                                                                                           ------------       ------------
               Total liabilities and shareholders' equity                                  $ 29,011,608       $ 36,536,138
                                                                                           ============       ============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                        -----------------------------     -----------------------------
                                                            2000             1999             2000             1999
                                                        ------------     ------------     ------------     ------------
                                                                          (Restated)                        (Restated)
Revenues:
     License fees and other                             $    179,379     $  1,851,167     $  3,549,637     $  6,934,123
     Implementation, customer and software
         support and other service fees                    2,743,076        1,901,661        7,796,302        6,506,151
                                                        ------------     ------------     ------------     ------------
            Total revenues                                 2,922,455        3,752,828       11,345,939       13,440,274

Expenses:
     Cost of license fees and other                          809,501        1,302,901        4,166,070        2,974,027
     Cost of implementation, customer
         and software support and other service fees       1,460,374        2,182,682        5,179,366        6,708,549
     Sales and marketing                                   1,045,073        1,207,163        3,295,202        3,533,662
     General and administrative                            3,980,560        1,954,219        7,025,147        4,817,447
     Product development                                   2,632,058        2,307,869        8,150,460        7,911,508
                                                        ------------     ------------     ------------     ------------
         Total expenses                                    9,927,566        8,954,834       27,816,245       25,945,193

Other income (expense):
     Interest income                                          79,698          231,843          362,201          842,382
     Interest expense                                         (5,910)          (9,292)         (21,293)         (27,207)
     Other income (loss)                                  (1,202,168)          (4,986)      (1,146,249)         (31,911)
                                                        ------------     ------------     ------------     ------------
Loss before income taxes                                  (8,133,491)      (4,984,441)     (17,275,647)     (11,721,655)
Income tax expense                                            20,580            6,518           73,353          136,965
                                                        ------------     ------------     ------------     ------------
Net loss                                                $ (8,154,071)    $ (4,990,959)    $(17,349,000)    $(11,858,620)
                                                        ============     ============     ============     ============
Net loss per share - basic and diluted                  $      (0.87)    $      (0.59)    $      (1.87)    $      (1.39)
                                                        ============     ============     ============     ============
Weighted average shares outstanding -
  basic and diluted                                        9,410,258        8,526,768        9,266,517        8,515,506
                                                        ============     ============     ============     ============


The accompanying notes are an integral part of these condensed consolidated statements of operations.

                        PHOENIX INTERNATIONAL LTD., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          -------------------------------
                                                                               2000              1999
                                                                          ------------       ------------
                                                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(17,349,000)      $(11,858,620)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                       3,099,152          2,657,314
         Loss on marketable securities                                       1,229,369                 --
         Provision for doubtful accounts                                       188,000            220,000
         Minority interest                                                    (161,919)                --
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (266,950)        (5,180,957)
         Prepaid expenses and other current assets                            (500,894)          (215,382)
         Accounts payable                                                     (465,428)           775,420
         Accrued expenses                                                    2,497,717          1,293,811
         Deferred revenue                                                    3,440,815          6,251,098
                                                                          ------------       ------------
            Net cash used in operating activities                           (8,289,138)        (6,057,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                           (492,186)          (574,583)
Sale of short term investments                                               5,959,075          8,956,280
Investment in ERAS                                                            (103,297)                --
Capitalized software costs                                                  (4,570,896)        (6,294,799)
Settlement of prepaid royalty                                                  335,850                 --
Purchase of other assets                                                            --            (70,000)
                                                                          ------------       ------------
     Net cash provided by investing activities                               1,128,546          2,016,898

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations                                         (115,612)          (107,090)
Proceeds from funded research and development arrangements                   1,370,450          1,451,868
Net proceeds from issuance of common stock                                   4,584,152            139,899
                                                                          ------------       ------------
     Net cash provided by financing activities                               5,838,991          1,484,677
                                                                          ------------       ------------

     Net decrease in cash and cash equivalents                              (1,321,601)        (2,555,741)
     Cash and cash equivalents at beginning of the period                    2,484,977          3,795,962
                                                                          ------------       ------------
     Cash and cash equivalents at end of the period                       $  1,163,376       $  1,240,221
                                                                          ============       ============


The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                        PHOENIX INTERNATIONAL LTD., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation of our financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements (including the auditors report, which contains a going concern qualification), "Selected Financial and Operating Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Phoenix's annual report on Form 10-K/A for the year ended December 31, 1999.

2.       RESTATEMENT

         As a result of the nonpayment of amounts due under certain software license arrangements, we conducted a comprehensive review of our software licensing arrangements and the recognition of revenue for the years 1997 through 1999. As a result of that review, we determined that, in certain instances, revenue that we recognized at the time the software was delivered should have been recognized either as payments became due, as the services related to the software were performed, upon completion of all services required under the arrangements or over the life of the contract (up to five years). Additionally, in some instances we should have offset revenue against development costs. In addition, we have determined that we capitalized certain software development costs prior to the related software reaching technological feasibility, or otherwise capitalized development costs in error. As a result, we have restated the financial statements for the years ended December 31, 1999, 1998, and 1997, the three-month periods ended March 31, 2000 and 1999, the three- and six-month periods ended June 30, 1999, and the three- and nine-months ended September 30, 1999.

         The effects of the restatement of our financial statements for the three and nine-month periods ended September 30, 1999 are as follows:

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                        SEPTEMBER 30, 1999               SEPTEMBER 30, 1999
                                    ---------------------------    -----------------------------
                                    AS REPORTED     AS RESTATED      AS REPORTED     AS RESTATED
                                   ------------    ------------    -------------   -------------
         Capitalized software
           costs, net              $ 12,884,808    $  9,230,454    $ 12,884,808    $  9,230,454
         Total assets                56,695,535      41,883,557      56,695,535      41,883,557
         Deferred revenue             4,978,905      14,149,798       4,978,905      14,149,798
         Total liabilities           12,503,058      19,703,701      12,503,058      19,703,701
         Shareholders' equity        44,192,477      22,179,856      44,192,477      22,179,856

         License fees              $    387,659    $  1,851,167    $  5,201,067    $  6,934,123
         Services fees                2,550,777       1,901,661       9,008,380       6,506,151
         Total revenues               2,938,436       3,752,828      14,209,447      13,440,274
         Total expenses               8,852,447       8,954,834      24,967,845      25,945,193
         Net loss                    (3,702,690)     (4,990,959)     (6,483,837)    (11,858,620)
         Net loss per share -
           basic and diluted       $      (0.43)   $      (0.59)   $      (0.76)   $      (1.39)
         Weighted average shares
           outstanding - basic
           and diluted                8,526,768       8,526,768       8,515,506       8,515,506

3.       NET LOSS PER SHARE

         Net loss per share is calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. We have computed basic earnings per share using the average number of common shares outstanding. We have computed diluted earnings per share on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the "treasury stock" method based on average stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share.


                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                            -------------------------------              -------------------------------
                                                                  (Restated)                                   (Restated)
                                                   2000                1999                      2000               1999
                                            -----------         -----------              ------------       ------------
Numerator - net loss available to
    common shareholders                     $(8,154,071)        $(4,990,959)             $(17,349,000)      $(11,858,620)

Denominator for basic and diluted
    net loss per share - weighted
    average shares outstanding                9,410,258           8,526,768                 9,266,517          8,515,506

Net loss per share - basic and
    diluted                                 $     (0.87)        $     (0.59)             $      (1.87)      $      (1.39)

         Pursuant to Statement of Financial Accounting Standards No. 128 the denominators for basic and diluted net loss per share are identical for the nine months ended September 30, 2000 and 1999, due to our net losses. According to the statement, the exercise of any outstanding options or warrants for a company with a net loss is considered antidilutive. Accordingly, we have excluded from the computation of diluted net loss per share employee stock options and warrants exercisable into 1,948,915 shares of common stock at September 30, 1999 and 2,093,969 shares of common stock at September 30, 2000.

4.       COMPREHENSIVE LOSS

         We adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income as of January 1, 1998. This statement establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive loss for the three months and nine months ended September 30, 2000 and 1999, is comprised of the following:


                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                            -----------------------------     -----------------------------
                                                2000             1999             2000             1999
                                            ------------     ------------     ------------     ------------
                                                              (Restated)                        (Restated)
Net loss as reported                        $ (8,154,071)    $ (4,990,959)    $(17,349,000)    $(11,858,620)
Other comprehensive income:
   unrealized gain (loss) on investments
   available for sale                          1,293,683          (26,543)         504,187         (423,964)
                                            ------------     ------------     ------------     ------------
Comprehensive loss                          $ (6,860,388)    $ (5,017,502)    $(16,844,813)    $(12,282,584)
                                            ============     ============     ============     ============


5.       RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective January 1, 2000, we are required to adopt the provisions of SOP 97-2 that limit what is considered vendor-specific objective evidence (VSOE) of the fair value of the various elements in a multiple-element software arrangement to the price charged when the same element is sold separately. Because of the structure of our contracts prior to October 1, 2000, we determined that we do not have VSOE, as defined in SOP 97-2, for all undelivered elements in its software arrangements entered into between January 1, 2000 and October 1, 2000 (the date that we modified the structure of our contracts). As a result, all contracts that include maintenance entered during that period will be required to be recognized over the post-contract support period, generally five years.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to the effective dates. We are required to adopt the provisions of this Staff Accounting Bulletin in our fourth fiscal quarter of 2000 and are currently in the process of assessing the impact of its adoption. While Staff Accounting Bulletin 101 does not supersede the software industry specific revenue recognition guidance, which we believe we are in compliance with, once complete guidance is disseminated, it may change current interpretations of software revenue recognition requirements. We do not expect the adoption of SAB 101 to have a significant effect on our financial position or results of operations.

6.       FACILITIES

         In the third quarter of 2000, we moved most of our Orlando operations into one building, and we are currently seeking to sublet a portion of our second, smaller facility there. As a result, we have accrued the cost of the unoccupied space through the date upon which we expect to sublease the space, the cost of rental commissions expected to be paid, expected write-downs on furniture and equipment to be disposed of, and the difference between rental payments expected to be received and amounts payable under our lease, which together approximate $0.7 million.

7.       INVESTMENT IN EQUITY SECURITIES

         In the third quarter of 2000, we determined that the decline in the fair value of our investment in Netzee, Inc. from its historical cost should be accounted for in earnings as a realized loss in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result, we recorded a $1.2 million charge to operations for the quarter. We had previously accounted for the decline in the fair value of this investment through a separate component of shareholders' equity, which equaled $1.1 million at June 30, 2000.

8.       CONTINGENCIES

Litigation

         On November 23, 1999, a lawsuit was filed in the District Court for the Middle District of Florida as a purported class action initiated by George Taylor, a former Phoenix employee. Initially, Phoenix and our chief executive officer were named as defendants. The lawsuit alleges, among other things, that Phoenix and our chief executive officer improperly recognized revenues, overstated revenues and failed to disclose that our revenues were allegedly in decline, all of which allegedly caused our stock price to be higher than it otherwise would have been during the class period. The lawsuit alleges that these purported actions violate Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 5, 2000, the plaintiffs filed an Amended Complaint which, among other things, (1) added four additional investors as named plaintiffs and proposed class representatives; (2) expanded the purported class period to the period from May 5, 1997 to April 15, 1999; and
(3) added Phoenix's president as an additional named defendant. Phoenix and the other two defendants filed Motions to Dismiss, which were denied by the Court without opinion in August 2000. The parties are beginning to conduct discovery. Our insurance carriers have denied coverage for the claims in this lawsuit. On October 24, 2000, we entered into an agreement in principle to settle the consolidated securities class action litigation with a settlement class comprising shareholders who acquired Phoenix common stock during the period between May 5, 1997 and August 22, 2000. The settlement of this action provides that we will pay $4.2 million in cash to the putative shareholder class. The settlement is subject to certain customary conditions, notice to the proposed settlement class and preliminary and final court approval.

         In addition, we are subject to various claims and legal proceedings covering a variety of matters arising in the ordinary course of our business activities.

Customer Disputes

- IBM/Sekerbank. In 1998, we contracted to provide software and software development and implementation services as a subcontractor to IBM Turk Limited Sirketi for the benefit of its customer, Sekerbank T.A.S. In May of 1999, IBM informed us that its contract with Sekerbank had been cancelled. IBM then purported to cancel its contract with Phoenix. According to IBM, Sekerbank cancelled their contract with IBM because of our failure to perform, called in an IBM performance bond from a bank, and received most of its money back from IBM. IBM has paid Phoenix over $1 million under the subcontract, has requested a return of all funds, and has indicated they may have claims against us up to $5.2 million in damages. We disagree with IBM's position. We believe that IBM, and not Phoenix, is responsible for the cancellation of the contract by Sekerbank, and believes that we have claims against IBM under its subcontract for the remaining value of the contract, which amounts to at least $3.9 million. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

- Toprakbank. In June of 2000, we received notice from Toprakbank A.S., one of our customers in Turkey, that it had canceled its implementation of the Phoenix System. The parties have exchanged letters making cross claims against each other. Toprakbank has paid us $550,000 under the contract and has requested a refund of this money. Our receivables from Toprakbank exceed $1.3 million, and we have requested payment of this amount, plus future support fees under the contract. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

- Demirbank. In June of 2000, we received notice from Demirbank T.A.S., one of our customers in Turkey, that it has canceled its implementation of the Phoenix System. To date Demirbank has paid us over $4.6 million under its agreement. Our receivables from Demirbank currently exceed $900,000. We have not received any demand from Demirbank. We have requested payment of all receivables due. The parties are in negotiation to resolve the dispute. The contract calls for arbitration of disputes; however, no arbitration or other action has been filed by either party.

9.       SUBSEQUENT EVENTS.

Asset Purchase Agreement Executed with London Bridge Software Holdings plc

         On October 25, 2000, we entered into an Asset Purchase Agreement with London Bridge Software Holdings plc. and its indirect wholly owned subsidiary London Bridge Acquisition Company, Inc. Pursuant to the Agreement, we have agreed to sell substantially all of our assets to London Bridge for cash in the amount of $45,462,092, subject to adjustment based on the deterioration in our working capital between the date of the agreement and the closing of the transaction. In connection with this transaction, London Bridge has agreed to assume certain specified liabilities. We will retain all other liabilities. London Bridge has also agreed to loan us up to $10 million for our interim working capital requirements pursuant to a loan agreement. The loan agreement contains various restrictions and limitations on our ability to borrow funds. Because of the potential reductions in the purchase price, uncertainty regarding the amount of claims to be made by London Bridge under the representations and warranties made in the purchase agreement, and uncertainty regarding the value of some of the assets and liabilities we will retain, the amount of net proceeds ultimately distributed to our shareholders likely will differ from and could be substantially less than the stated purchase price of $45,462,092.

International Turnkey Systems.

         On November 9, 2000, we amended our agreement with our reseller in the Middle East, International Turnkey Systems. In exchange for the forgiveness of $660,000 of outstanding receivables from ITS, the amendment eliminates the requirement in our marketing agreement with ITS for Phoenix to provide ITS with $1.65 million in professional services work.

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

- The asset sale and related transactions contemplated by the Asset Purchase Agreement

-  our financing plans;

-  trends affecting our financial condition or results of operations;

-  our growth strategy and operating strategy;

- the development and implementation of the Phoenix System and our other products;

-  sales performance and prospects; and

- the possible impact on our operations and financial performance of market conditions and other factors that have hindered us in the past, such as currently-pending litigation and our current financial situation.

The words "may," "would," "could," "continue," "will," "expect," "estimate," "anticipate," "goal," "strategy," "believe," "hope," "intend," "plan" and similar expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which we cannot control. Our actual results may differ materially from those projected in forward-looking statements. Among the key risks, assumptions, and factors that may adversely affect our operating results, performance, and financial condition are:

    - whether we will be able to complete a transaction with London Bridge or otherwise raise sufficient capital to continue operations;

    - whether the market conditions and other factors which hindered our success in 1999, such as the negative publicity and litigation against us and our current financial condition will continue to affect our operations in the future;

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues represented by certain line items in our statement of operations for the periods indicated.


                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                     ------------------      ------------------
                                                      2000        1999        2000        1999
                                                     ------      ------      ------      ------
                                                               (restated)               (restated)
Revenues:
     License fees and other                             6.1%       49.3%       31.3%       51.6%
     Implementation, customer and software
         support and other service fees                93.9%       50.7%       68.7%       48.4%
                                                     ------      ------      ------      ------
              Total revenues                          100.0%      100.0%      100.0%      100.0%
Expenses:
     Cost of license fees and other                    27.7%       34.7%       36.7%       22.1%
     Cost of implementation, customer
      and software support and other service fees      50.0%       58.2%       45.6%       49.9%
     Sales and marketing                               35.8%       32.2%       29.0%       26.3%
     General and administrative                       136.2%       52.1%       61.9%       35.8%
     Product development                               90.1%       61.5%       71.8%       58.9%
                                                     ------      ------      ------      ------
         Total expenses                               339.7%      238.6%      245.2%      193.0%

Other income (expense):
     Interest income                                    2.7%        6.2%        3.2%        6.3%
     Interest expense                                  (0.2)%      (0.2)%      (0.2)%      (0.2)%
     Other income (loss)                              (41.1)%      (0.1)%     (10.1)%      (0.2)%
                                                     ------      ------      ------      ------

Loss before income taxes                             (278.3)%    (132.8)%    (152.3)%     (87.2)%
Income tax expense                                      0.7%        0.2%        0.6%        1.0%
                                                     ------      ------      ------      ------
Net loss                                             (279.0)%    (133.0)%    (152.9)%     (88.2)%
                                                     ======      ======      ======      ======


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Revenues. Total revenues decreased by 22% to $2.9 million in the three months ended September 30, 2000, from $3.8 million in the three months ended September 30, 1999. Revenues from license fees decreased 90% to $0.2 million in the three months ended September 30, 2000, from $1.9 million in the three months ended September 30, 1999, while service fee revenues increased 44% to $2.7 million in the three months ended September 30, 2000 from $1.9 million in the three months ended September 30, 1999. No new contracts to license and implement the Phoenix System were signed in the third quarter of 2000, compared with 2 contracts signed in the third quarter of 1999. The decrease in license fee revenue in the third quarter of 2000 is attributable to the absence of new contract signings in the quarter; the effect of applying subscription accounting to all contracts signed in the first and second quarters of 2000, pursuant to which all license and service revenues are spread over the term of the contract, which is typically five years; and only a modest amount of license fees recognized from contracts executed in prior periods. Since a significant portion of our license fees are deferred under the provisions of SOP 97-2, there is often a lag between the signing of a contract and the recognition of the related license fee revenue. Service fee revenues increased largely as a result of higher customer and software support fees, which increased from $0.9 million in the third quarter of 1999 to $1.5 million in the third quarter of 2000.

         Expenses. Cost of license fees decreased 38% to $0.8 million in the three months ended September 30, 2000 from $1.3 million in the three months ended September 30, 1999. These costs decreased primarily as a result of lower third-party commission and royalty expenses, which declined from $0.7 million in the third quarter of 1999 to $0.2 million in the third quarter of 2000. Amortization of capitalized software was unchanged at $0.6 million in both quarters.

         Cost of implementation, customer and software support and other service fees decreased 33% to $1.5 million in the three months ended September 30, 2000 from $2.2 million in the three months ended September 30, 1999, largely as a result of decreased employee headcount, primarily in the implementation services area.

         Sales and marketing expenses decreased 13% to $1.0 million in the three months ended September 30, 2000 from $1.2 million in the three months ended September 30, 1999, primarily as a result of cost containment initiatives instituted during the quarter.

         General and administration expenses increased 104% to $4.0 million in the three months ended September 30, 2000, from $2.0 million in the three months ended September 30, 1999. Professional services fees relating largely to the restatement of our financial statements and the negotiations for the sale of our assets to London Bridge Software Holdings plc totaled $1.9 million in the third quarter of 2000, a significant increase from professional services fees of $0.5 million in the third quarter of 1999. Also in the third quarter of 2000, we recorded an accrual for the cost of subletting unoccupied office space and disposing of unused furniture and equipment of $0.7 million.

         Product development expenses increased 14% to $2.6 million in the three months ended September 30, 2000 from $2.3 million in the three months ended September 30, 1999, primarily as a result of less costs being capitalized in the third quarter of 2000 than in the third quarter of 1999, which was partially offset by decreased employee headcount and related costs.

         Total Other Income (Expense). Interest income was $80,000 in the three months ended September 30, 2000 compared to $232,000 in the three months ended September 30, 1999. Interest income decreased primarily due to a decrease in interest-yielding investments used to fund operations. Other income (expense) included a realized loss of $1.2 million related to the decline in the fair value of an investment we had previously recorded as a charge to shareholders' equity.

         Income Tax Expense (Benefit). Income tax expense was $21,000 for the three months ended September 30, 2000, and $7,000 for the three months ended September 30, 1999, reflecting our estimate of foreign taxes on projected foreign income.

         Net Income (Loss). As a result of all of the above, we incurred a net loss of $8.2 million for the three months ended September 30, 2000, compared to net loss of $5.0 million for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Revenues. Total revenues decreased 16% to $11.3 million in the nine months ended September 30, 2000 from $13.4 million for the nine months ended September 30, 1999. License fee revenues decreased 49% to $3.5 million for the nine months ended September 30, 2000 from $6.9 million in the nine months ended September 30, 1999, while service fee revenues increased 20% to $7.8 million for the nine months ended September 30, 2000 from $6.5 million for the nine months ended September 30, 1999. We signed new contracts to license and implement the Phoenix System with 8 customers in the nine months ended September 30, 2000, compared with 12 customers in the nine months ended September 30, 1999. The decrease in license fee revenue for the nine months ended September 30, 2000 is largely attributable to the absence of new contract signings in the third quarter of 2000 and the effect of applying subscription accounting to all contracts signed in the first and second quarters of 2000, pursuant to which all license and service revenues are spread over the term of the contract, typically five years. Since a significant portion of our license fees are deferred under the provisions of SOP 97-2, there is often a lag between the signing of a contract and the recognition of the related license fee revenue. Service fee revenues increased largely as a result of higher customer and software support fees, which increased from $2.3 million for the nine months ended September 30, 1999 to $4.1 million for the nine months ended September 30, 2000.

         Expenses. Cost of license fees increased 40% to $4.2 million in the nine months ended September 30, 2000 from $3.0 million in the nine months ended September 30, 1999. These costs increased primarily as a result of higher amortization of capitalized software costs, which increased from $1.7 million in the nine months ended September 30, 1999 to $2.2 million in the nine months ended 2000, write-downs of capitalized software costs of $0.5 million to their net realizable values, and higher third-party commission and royalty expenses, which increased from $1.3 million in the nine months ended September 30, 1999 to $2.0 million in the nine months ended September 30, 2000.

         Cost of implementation, customer and software support and other service fees decreased $1.5 million, or 23%, to $5.2 million in the nine months ended September 30, 2000 from $6.7 million in the nine months ended September 30, 1999, primarily as a result of decreased staffing, travel and personnel costs related to implementation activities, and to a lesser extent, customer support activities.

         Sales and marketing expenses decreased to $3.3 million in the nine months ended September 30, 2000, from $3.5 million in the nine months ended September 30, 1999. This decrease is attributable to cost containment initiatives instituted during 2000.

         General and administration expenses increased 45% to $7.0 million in the nine months ended September 30, 2000 from $4.8 million in the nine months ended September 30, 1999. Professional services fees increased from $0.7 million in the nine months ended September 30, 1999 to $2.2 million in the nine months ended September 30, 2000. This is largely due to costs incurred in the third quarter of 2000 associated with the restatement of our financial statements and the negotiations for the sale of our assets to London Bridge Software Holdings. Also in the third quarter of 2000, we recorded an accrual for the cost of subletting unoccupied office space and disposing of unused furniture and equipment of $0.7 million.

         Product development expenses increased 3.0% to $8.2 million in the nine months ended September 30, 2000 from $7.9 million in the nine months ended September 30, 1999, primarily as a result of less costs being capitalized in the third quarter of 2000 than in the third quarter of 1999, which was partially offset by decreased employee headcount and related costs.

         Total Other Income (Expense). Interest income was $362,000 in the nine months ended September 30, 2000 and $842,000 in the nine months ended September 30, 1999. Interest income decreased in the nine months ended September 30, 2000 period primarily due to a decrease in interest-bearing funds used to fund operations. Other income (expense) included a realized loss of $1.2 million related to the decline in the fair value of our investment in Netzee Inc. we had previously recorded as a charge to shareholders' equity.

         Income Tax Expense. The income tax expense was $73,000 for the nine months ended September 30, 2000 and $137,000 for the nine months ended September 30, 1999.

         Net Income (Loss). As a result of all of the above, we incurred a $17.3 million net loss in the nine months ended September 30, 2000 compared to net loss of $11.9 million in the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We fund our cash needs through existing cash and investment balances, sales of capital stock, interest on investments and, to a lesser extent, through cash flow from operations. We have not historically relied on lines of credit or other borrowings to fund operations. At September 30, 2000, we had cash and cash equivalents of $1.2 million, and long-term investments of $3.1 million. Long-term investments consist primarily of U.S. Treasury securities. For the nine months ended September 30, 2000, our operations used net cash of $8.3 million, primarily due to our net loss position.

         For the nine months ended September 30, 2000, investing activities provided net cash of $1.1 million, which included $5.9 million from the sale of investments, reduced primarily by $4.6 million invested in capitalized software development costs and $0.5 million in purchase of property and equipment.

         For the nine months ended September 30, 2000, financial activities provided $5.8 million primarily from the net proceeds from the issuance of common stock.

         Shortly after the execution of the asset purchase agreement pursuant to which we agreed to sell substantially all of our assets to London Bridge, we also entered into a loan agreement. Under the terms of the loan agreement, London Bridge Acquisition Company has agreed to provide us with a $10,000,000 line of credit. We may draw upon the line of credit to fund approved operational expenses to keep our cash reserve from falling below $2 million. The amount that we borrow under the line of credit will be repaid at the closing of the asset sale by application of a credit against the purchase price. The credit will be reduced to the extent that we borrow more than an allowed amount. At November 6, 2000, we had cash and marketable investment securities available for sale of $3.0 million.

         With the line of credit, we believe our cash balances, investments, and cash flow from operations will be sufficient to meet working capital, capital expenditure, and software development requirements through the closing of the transaction with London Bridge, expected to occur during the first quarter of 2001. This assumes that we do not sign any new business during this period. To the extent that we sign new contracts and collect license and other fees up front, our need to borrow capital from London Bridge will be reduced. However, based on recent experience we cannot count on new contracts in the near future.

         If the transaction with London Bridge does not close, we will have an immediate need for additional capital to continue operations and to repay the amounts borrowed from London Bridge under the loan agreement. If we are unable to raise this capital in a timely fashion, London Bridge may be able to foreclose on our intellectual property, in which we have granted them a security interest in connection with the loan agreement. Further, we may not be able to continue operations. Therefore, if we are not able to complete the transaction with London Bridge, these factors raise substantial doubt about the ability of Phoenix to continue as a going concern. These statements are "forward looking" statements which are subject to risks and uncertainties as previously discussed.


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

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         On November 23, 1999, a lawsuit was filed in the District Court for the Middle District of Florida as a purported class action initiated by George Taylor, a former Phoenix employee. Initially, Phoenix and our chief executive officer were named as defendants. The lawsuit alleges, among other things, that Phoenix and our chief executive officer improperly recognized revenues, overstated revenues and failed to disclose that our revenues were allegedly in decline, all of which allegedly caused our stock price to be higher than it otherwise would have been during the class period. The lawsuit alleges that these purported actions violate Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 5, 2000, the plaintiffs filed an Amended Complaint which, among other things, (1) added four additional investors as named plaintiffs and proposed class representatives; (2) expanded the purported class period to the period from May 5, 1997 to April 15, 1999; and
(3) added Phoenix's president as an additional named defendant. Phoenix and the other two defendants filed Motions to Dismiss, which were denied by the Court without opinion in August 2000. The parties are beginning to conduct discovery. Our insurance carriers have denied coverage for the claims in this lawsuit. On October 24, 2000, we entered into an agreement in principle to settle the consolidated securities class action litigation with a settlement class comprising shareholders who acquired Phoenix common stock during the period between May 5, 1997 and August 22, 2000. The settlement of this action, which was filed on November 23, 1999, provides that we will pay $4,225,000 in cash to the putative shareholder class. The settlement is subject to certain customary conditions, notice to the proposed settlement class and preliminary and final court approval.

         In addition, we are subject to various claims and legal proceedings covering a variety of matters arising in the ordinary course of our business activities.


ITEM 2.           CHANGES IN SECURITIES

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

INTERNATIONAL TURNKEY SYSTEMS

On November 9, 2000, we amended our agreement with our reseller in the Middle East, International Turnkey Systems. In exchange for the forgiveness of $660,000 of outstanding receivables from ITS, the amendment eliminates the requirement in our marketing agreement with ITS for Phoenix to provide ITS with $1.65 million in professional services work.

NASDAQ TRADING HALT

         On August 23, 2000, the Nasdaq National Market halted trading in our common stock at the last reported price of $3.00 per share. On October 30, 2000, Nasdaq resumed trading in Phoenix stock under the symbol PHXX.

         In order for Phoenix's stock to continue to be traded on the Nasdaq National Market, Phoenix must meet Nasdaq's maintenance standards, unless Nasdaq grants an exception. These standards include the requirement that Phoenix have net tangible assets of at least $4 million. At September 30, 2000, our net tangible assets totaled approximately $3.4 million. Accordingly, Nasdaq may give notice that Phoenix's stock will be delisted from the Nasdaq National Market. In that event, we would seek to be listed on the Nasdaq SmallCap Market, but this would be at Nasdaq's discretion, and we can not be sure that we could meet that market's listing or maintenance standards.

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

   27.1    Financial Data Schedule for the nine months ended September 30, 2000
           (for SEC use only).

         b)       Reports on Form 8-K

                  (1) Form 8-K filed August 23, 2000 with respect to events on August 22, 2000: this filing reported, in response to
                       Item 5, "Other Events," on the following:

                       - a review of our revenue recognition practices,
                       - the delayed filing of our Form 10-Q for June 30, 2000,
                       - the potential acquisition by London Bridge Software
                         Holdings, and
                       - litigation matters.

                  (2) Form 8-K filed September 26, 2000: this filing reported in response to Item 5, "Other Events," an extension of the exclusivity agreement between Phoenix and London Bridge Software Holdings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PHOENIX INTERNATIONAL LTD., INC.


November 14, 2000        /s/ Bahram Yusefzadeh
                         -------------------------------------------------
                         Bahram Yusefzadeh
                         Chairman of the Board and Chief Executive Officer
                         (principal executive officer)


November 14, 2000        /s/ Theodore C. Burns
                         -------------------------------------------------
                         Theodore C. Burns
                         Senior Vice President and Chief Financial Officer
                         (principal financial and accounting officer)

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

   27.1    Financial Data Schedule for the nine months ended September 30, 2000
           (for SEC use only).